Form 10-K
period 2011-08-31
Antaga Internatinal Corp
filed 2011-12-27
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

ANTAGA INTERNATIONAL CORP.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5000 (Primary Standard Industrial Classification Number)	EIN 68-0678499 (IRS Employer Identification Number)

4405 Powell Ave,
Montreal, QC, H4P 1E5
(514) 967-4372

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of December 23, 2011, the registrant had 4,885,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 23, 2011.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We are in the business of distribution of nutritional supplements which are designed to have a positive effects on health, well being and improve physical and mental performance. We plan to work with a Canadian manufacturer, MVP Biotech, and distribute their sport supplement products. Our plan is to distribute the product in Canada and in Scandinavian Europe, such as Sweden, Finland, Denmark, and Norway.

We are planning to sell a range of products: from whey protein, creatine, glutamine, BCAA, to weight loss pills and multi vitamins being produced from the Canadian company MVP Biotech.

Types of our nutritional supplements

The products that we plan to distribute in the next 12 months are:

- WHEY PROTEIN POWDER 2, 5 & 10 LBS (VANLLA ICE CREAM, COOKIE DOUGH, CHOCALATE BROWNIE, MOCHACHINO, STRAWBERRY SHORTCAKE, BANANA RUSH, ORANGE MANGO)

- CREATINE 1000G

- GLUTAMINE 1000G

- L-LYSINE 500MG/100CAPS

- L-ARGININE 500MG/100CAPS

- L-TYROSINE 500MG/100CAPS

- METHYLSULFONYLMETHANE (MSM) 1000MG/250CAPS

The products being sold are food supplements. It cannot be taken instead of regular healthy food; therefore cannot be a meal replacement.

Raw Materials for Nutritional Supplements

Raw materials used in making the company’s anticipated nutritional supplement products are purchased worldwide with the assurance that they meet all required specifications. MVP does not depend upon any one major manufacturer in particular.  All of the major suppliers are located in particular regions, such as Canada, India and China. Prior to be released for production, the raw materials are tested to insure that they meet applicable specifications by approved external analysis lab All raw materials have a certificate of compliance, a document certifying that the manufacturing site complies with Good Manufacturing Practices (GMP) standards. promulgated by the US Food and Drug Administration.  All the raw materials are of high availability

The whey protein powder is a collection of globular proteins and it contains five main protein fractions and six minor ones. The four main are:  beta - lactobulin (approx 55%), alpha lactalbumin(approx 20%), glycomacropeptide (GMP) ( approx 10%), serum albumin (approx. 8%) and immunoglobulins

Creatine contains: creatine monohydrate, creatine ethyl ester, creatine alpha ketoglutarate, tricreatine malate, creatine orotate and creatine pyruvate.

Glutamine is composed mainly from L-Glutamine HCL and glutamine ethyl ester.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “ANTR”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of August 31, 2011, no shares of our common stock have traded.

Number of Holders

As of August 31, 2011, the 4,885,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2010 and 2011.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED AUGUST 31, 2011 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2010.

Our net loss for the fiscal year ended August 31 2011 was $8,105 compared to a net loss of $1,897 during the fiscal year ended August 31, 2010. During fiscal year ended August 31, 2011, the Company did not generate any revenue.

During the fiscal year ended August 31, 2011, we incurred general and administrative expenses of $8,105 compared to $1,867  incurred during fiscal year ended August 31, 2010.  These expenses incurred during the fiscal year ended August 31, 2011 consisted of: bank charges of $30 (2010:  $0); professional fees of $7,400 (2010: $-0-); and miscellaneous charges of $675 (2010: $1,897).

Expenses incurred  during  fiscal year ended August 31, 2011  compared to fiscal year ended August 31, 2010  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  4,885,000 for the fiscal year ended August 31, 2011 compared to 4,470,110  for the fiscal year ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2011

As of August 31, 2011, our current assets were $14,230 and our total liabilities were $0. As of August 31, 2011, current assets were comprised of $14,230 in cash.

As of August 31, 2011, our total assets were $14,230 comprised entirely of current assets.  Stockholders’ equity decreased from $22,335 as of August 31, 2010 to $14,230 as of August 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2011, net cash flows used in operating activities was a net loss of ($8,105). For the fiscal year ended August 31, 2010, net cash flows used in operating activities was a net loss of ($1,897). Net cash flows used in operating activities was ($10,770) for the period from inception (June 10, 2010) to August 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2011, net cash from financing activities was $0. For the fiscal year ended August 31, 2010, net cash from financing activities was $12,600 consisting of proceeds received from issuances of common stock.  For the period from inception (June 10, 2010) to August 31, 2011, net cash provided by financing activities was $25,000 received from issuances of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2011 and August 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ANTAGA INTERNATIONAL CORP..

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets (Audited) as of August 31, 2011 and August 31, 2010
Statements of Operations (Audited) for the years ended August 31, 2011 and 2010; and the period from inception (June 10, 2009) to August 31, 2011
Statement of Stockholders’ Equity (Audited) from inception (June 10, 2009) to August 31, 2011
Statements of Cash Flows (Audited) for the years ended August 31, 2011 and 2010; and the period from inception (June 10, 2009) to August 31, 2011
Notes to the Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Antaga International Corp

Montreal, Canada

I have audited the accompanying balance sheets of Antaga International Corp (a development stage company) as of August 31, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows for the years then, and for the period from June 10, 2009 (inception) through August 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antaga International Corp as of August 31, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from June 10, 2009 (inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

RONALD R. CHADWICK, P.C.

Ronald R. Chadwick, P.C.

December 1, 2011

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
Assets
	August 31,	August 31,
	2011	2010
Current Assets
Cash	$14,230	$22,335
Total Current Assets	14,230	22,335
Total Assets	$14,230	$22,335
Liabilities and Stockholders’ Equity
Total Liabilities	$-	$-

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
4,885,000 shares issued and outstanding	4,885	4,885
Additional paid-in-capital	20,115	20,115
Deficit accumulated during the development stage	(10,770)	(2,665)
Total stockholders’ equity	14,230	22,335
Total liabilities and stockholders’ equity	$14,230	$22,335
The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010, AND FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO AUGUST 31, 2011
	Year Ended August 31, 2011	Year Ended August 31, 2010	Period From June 10, 2009 (Inception), to August 31, 2011
Expenses
General and Administrative Expenses	$ 8,105	$ 1,897	$ 10,770
Net (loss) from Operation before Taxes	(8,105)	(1,897)	(10,770)
Provision for Income Taxes	0	0	0
Net (loss)	$ (8,105)	$ (1,897)	$ (10,770)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,885,000	4,470,110
The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO AUGUST 31, 2011
	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit accumulated During Development stage	Total
Balance at inception on June 10, 2009
July 21, 2009
Common shares issued for cash at $0.001	2,500,000	$ 2,500	$ -	$ -	$ 2,500
August 14, 2009
Common shares issued for cash at $0.008	675,000	675	4,725	-	5,400
August 27, 2009
Common shares issued for cash at $0.01	450,000	450	4,050		4,500
Net (loss) for the period from June 10, 2009 (Inception) to August 31, 2009				(768)	(768)
Balance as of August 31, 2009	3,625,000	3,625	8,775	(786)	11,632
October 2, 2009
Common shares issued for cash at $0.01	1,260,000	1,260	11,340	-	12,600
Net (loss) for the fiscal year ended August 31, 2010				(1,897)	(1,897)
Balance as of August 31,2010	4,885,000	4,885	20,115	(2,665)	22,335
Net (loss) for the fiscal year ended August 31, 2011				(8,105)	(8,105)
Balance as of August 31, 2011	4,885,000	$ 4,885	$ 20,115	$ (10,770)	$ (14,230)

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2011 AND 2010, AND FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO AUGUST 31, 2011
	Year Ended August 31, 2011	Year Ended August 31, 2010	Period From June 10, 2009 (Inception), to August 31, 2011
Operating Activities
Net (loss)	$(8,105)	$(1,897)	$(10,770)
Net cash (used) for operating activities	(8,105)	(1,897)	(10,770)
Financing Activities Loans from Director		(861)
Sale of common stock	-	17,100	25,000
Net cash provided by financing activities	-	16,239	25,000

Net increase (decrease) in cash and equivalents	(8,105)	14,342	14,230

Cash and equivalents at beginning of the period	22,335	7,993	-
Cash and equivalents at end of the period	$14,230	$22,335	$14,230
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception (June 10, 2009) to August 31, 2011, the Company has not generated any revenue and has accumulated losses of $10,770. The Company intends to commence business operations in nutritional supplements distribution.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $10,770 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2011 the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 as of August 31, 2011.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an August 31 fiscal year end.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of August 31, 2011 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2011 and 2010

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On July 21, 2009, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. On August 14, 2009, the Company issued 675,000 shares of its common stock at $0.008 per share for total proceeds of $5,400. On October 2, 2009, the Company issued 1,710,000 shares of its common stock at $0.01 per share for total proceeds of $17,100.

Total shares outstanding as of August 31, 2011 were 4,885,000.

NOTE 3 – INCOME TAXES

As of August 31, 2011, the Company had net operating loss carry forwards of $10,770 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has evaluated subsequent events from August 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2011, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate cash controls – As of August 31, 2011, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at August 31, 2011, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2011, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Georgi Parrik 4405 Powell Ave, Montreal, QC, H4P 1E5	31	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Mr. Georgi Parrik has studied in general science and human kinesiology at Langara College from 1999 to 2002. He later studied in Genetics and cell biology at UBC (University of British Colombia) from 2002 to 2005. In 2005, he has co-founded Punchline Quebec Inc., an operator  of coin operated amusement machines in Quebec, Canada. Punchline Quebec is a private company consisting of two owners/founders (one of whom is Georgi Parrik) and has 20  amusement machines in operation.  The company was dissolved on April 15, 2011. From its inception and until it was disolved, the company has had revenue which provided living income for its owners.. Mr. Parrik was in charge of finding new locations, dealing and signing contracts with the locations, maintaining and operating different entertainment machines, as well as organizing special events at those locations. Punchline Quebec was a mid-sizeamusement machine company operating from 20 to 40 amusement machines over the period of roughly 6 years. Mr. Parrik is currently self-employed. He still owns and operates entertainment machines privately. He also focuses on Antaga International Corp.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Mr. Parrik currently devotes approximately sixteen hours per week to manage the affairs of the Company.  He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries.  At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on June 10, 2009 to August 31, 2011 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Georgi Parrik, President, Treasurer and Secretary	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of August 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of August 31, 2011 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Georgi Parrik 4405 Powell Ave, Montreal, QC, H4P 1E5	2,500,000 shares of common stock (direct)	51.2%

The percent of class is based on 4,885,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31 2011, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended August 31, 2011, we incurred  approximately  $4,800  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements  for the quarter ended May 31, 2011, and year ended August 31, 2009 and 2010.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2    Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTAGA INTERNATIONAL CORP.
Dated: December 23, 2011	By: /s/ Georgi Parrik
Georgi Parrik, President and Chief Executive Officer and Chief Financial Officer