Form 10-Q
period 2011-11-30
Antaga Internatinal Corp
filed 2012-01-09
CIK 1501112

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 9, 2012
Common Stock, $0.001	4,885,000

2 | Page

3 | Page

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF NOVEMBER 30, 2011 AND AUGUST 31, 2011

Assets
	November 30,	August 31,
	2011 (unaudited)	2011 (audited)

Current Assets
Cash	$1,425	$14,230
Total Current Assets	1,425	14,230

Total Assets	$1,425	$14,230
Liabilities and Stockholders’ Equity (deficit)

Total Liabilities	$-	$-

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
4,885,000 shares issued and outstanding	4,885	4,885
Additional paid-in-capital	20,115	20,115
Deficit accumulated during the development stage	(23,575)	(10,770)
Total stockholders’ equity	1,425	14,230
Total liabilities and stockholders’ equity	$1,425	$14,230

The accompanying notes are an integral part of these financial statements.

4 | Page

ANTAGA INTERNATIONAL CORP

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS PERIODS ENDED NOVEMBER 30, 2010 AND 2011

FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO NOVEMBER 30, 2011 (unaudited)

	Three months ended November 30, 2011	Three months ended November 30, 2010	Period From June 10 (Inception), 2009 to November 30, 2011
Expenses
General and Administrative Expenses	$12,805	$ 4,810	$ 23,575
Net (loss) from Operation before Taxes	(12,805)	(4,810)	(23,575)
Provision for Income Taxes	0	0	0
Net (loss)	$(12,805)	$ (4,810)	$ (23,575)
(Loss) per common share – Basic and diluted	$(0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,885,000	4,885,000
The accompanying notes are an integral part of these financial statements.

5 | Page

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIODS ENDED NOVEMBER 30, 2010 AND 2011

FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO NOVEMBER 30, 2011(unaudited)

	Three months ended November 30, 2011	Three month ended November 30, 2010		Period From June 10 (Inception), 2009 to November 30, 2011
Operating Activities
Net (loss)	$ (12,805)	$ (4,810)		$(23,575)
Net cash (used) for operating activities	(12,805)	(4,810)		(23,575)

Financing Activities
Loans from Director		-		-
Sale of common stock		-		25,000
Net cash provided by financing activities		-		25,000

Net increase (decrease) in cash and equivalents	(12,805)	(4,810)		1,425

Cash and equivalents at beginning of the period	14,230	22,235		-
Cash and equivalents at end of the period	$ 1,425	$ 17,525		$1,425

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -		$-
Taxes	$ -	$ -		$-

Non-Cash Activities	$ -	$ -	$
The accompanying notes are an integral part of these financial statements.

6 | Page

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2010 AND 2011(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through June 10, 2009, the Company has not generated any revenue and has accumulated losses of $23,575. The Company intends to commence business operations in nutritional supplements distribution.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $23,575 as of November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2011 and 2010 the Company's bank deposits did not exceed the insured amounts.

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

7 | Page

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2010 AND 2011(unaudited)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal year ended November 30, 2011 and 2010.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a August 31 fiscal year end.

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

Stock-Based Compensation

As of November 30, 2011 and 2010, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

8 | Page

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2010 AND 2011

NOTE 2 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On July 21, 2009, the Company issued 2,500,000 shares of its common stock at $0.001 per share for total proceeds of $2,500. On August 14, 2009, the Company issued 675,000 shares of its common stock at $0.008 per share for total proceeds of $5,400. On August 27, 2009, the Company issued 450,000 shares of its common stock at $0.01 per share for total proceeds of $4,500. On October 2, 2009, the Company issued 1,260,000 shares of its common stock at $0.01 per share for total proceeds of $12,600.

Total shares outstanding as of November 30, 2011 and 2010 were 4,885,000.

NOTE 3 – INCOME TAXES

As of November 30, 2011, the Company had net operating loss carry forwards of $23,575 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2011 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Since inception through November 30, 2011, the Company has not generated any revenue and has accumulated losses of $23,575.

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

10 | Page

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

Results of Operation

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

Three Month Period Ended November 30, 2011 Compared to Three Month Period Ended November 30, 2010.

Our net loss for the three month period ended November 30, 2011 was $12,805  compared to a net loss of $4,810 for the three month period ended November 30, 2010. During the three month periods ended October 31, 2011 and 2010 we have not generated any revenue.

During the three month period ended November 30, 2011, we incurred general and administrative expenses $12,805 compared to $4,810 incurred for the three month period ended November 30, 2010. General and administrative fee expenses incurred during the three month periods ended November 30, 2011 and 2010 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,885,000 for the three month period ended November 30, 2011 and 2010.

11 | Page

Liquidity and Capital Resources

Three Month Period Ended November 30, 2011

As at November 30, 2011, our total assets were $1,425 compared to $14,230 in total assets at August 31, 2011. Total assets were comprised of $1,425 in cash. As at November 30, 2011, our current liabilities were $0.

Stockholders’ equity was $1,425 as of November 30, 2011 compare to stockholders' equity of $14,230 as of August 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2011, net cash flows used in operating activities was $12,805. Net cash flows used in operating activities was $4,810 for the three month period ended November 30, 2010.

Cash Flows from Investing Activities

For the three month period ended November 30, 2011, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three month period ended November 30, 2011. For the period from inception (June 10, 2009) to November 30, 2011, net cash provided by financing activities was $25,000 received from proceeds from issuance of common stock.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

12 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our August 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Antaga International Corp.
Dated: January 9, 2012	By: /s/ Georgi Parrik
Georgi Parrik, President and Chief Executive Officer and Chief Financial Officer

15 | Page