Form 10-Q
period 2012-02-29
Antaga Internatinal Corp
filed 2012-04-12
CIK 1501112

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 12, 2012
Common Stock, $0.001	4,885,000

2 | Page

3 | Page

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS AS OF FEBRUARY 29, 2012 AND AUGUST 31, 2011

Assets
	February 29, 2012 (unaudited)	August 31, 2011 (audited)

Current Assets
Cash	$130	$14,230
Total Current Assets	130	14,230

Total Assets	$130	$14,230
Liabilities and Stockholders’ Equity (deficit)

Total Liabilities	$-	$-

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
4,885,000 shares issued and outstanding	4,885	4,885
Additional paid-in-capital	20,115	20,115
Deficit accumulated during the development stage	(24,870)	(10,770)
Total stockholders’ equity	130	14,230
Total liabilities and stockholders’ equity	$130	$14,230

The accompanying notes are an integral part of these financial statements.

4 | Page

ANTAGA INTERNATIONAL CORP

 (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS PERIODS ENDED  FEBRUARY 29, 2012 AND  FEBRUARY 28 2011, AND

FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO FEBRUARY 29, 2012

(Unaudited)

	Three month Ended February 29, 2012	Three month Ended February 28, 2011	Six month Ended February 29, 2012	Six month Ended February 28, 2011	Period From June 10, 2009 (Inception), to February 29, 2012
Expenses
General and Administrative Expenses	$ 1,295	$ 750	$ 14,100	$ 5,560	$ 24,870
Net (loss) from Operation before Taxes	(1,295)	(750)	(14,100)	(5,560)	(24,870)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$ (1,295)	$ (750)	$ (14,100)	$ (5,560)	$ (24,870)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,885,000	4,885,000	4,885,000	4,885,000
The accompanying notes are an integral part of these financial statements.

5 | Page

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIODS ENDED FEBRUARY 28, 2012 AND FEBRUARY 29 2011

FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO FEBRUARY 29, 2011(unaudited)

	Six months ended February 29, 2012	Six months ended February 28, 2011	Period From June 10 (Inception), 2009 to February 29, 2012
Operating Activities
Net (loss)	$ (14,100)	$(5,560)	$(24,870)
Net cash (used) for operating activities	(14,100)	(5,560)	(24,870)

Financing Activities
Loans from Director	-	-	-
Sale of common stock	-	-	25,000
Net cash provided by financing activities	-	-	25,000

Net increase (decrease) in cash and equivalents	(14,100)	(5,560)	130

Cash and equivalents at beginning of the period	14,230	22,335	-
Cash and equivalents at end of the period	$ 130	$16,775	$130

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$-	$-
Taxes	$ -	$-	$-

Non-Cash Activities	$ -	$-	$-
The accompanying notes are an integral part of these financial statements.

6 | Page

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2011 AND FEBRUARY 29 ,2012(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  Since inception through June 10, 2009, the Company has not generated any revenue and has accumulated losses of $24,870. The Company intends to commence business operations in nutritional supplements distribution.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,870 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 29, 2012 and 2011 the Company's bank deposits did not exceed the insured amounts.

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

7 | Page

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2011 AND FEBRUARY 29, 2012(unaudited)

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal year ended February 29, 2012 and 2011.

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

Stock-Based Compensation

As of February 29, 2012 and 2011, the Company has not issued any stock-based payments to its employees.

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

FEBRUARY 28, 2011 AND FEBRUARY 29, 2012

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

Total shares outstanding as of February 29, 2012 and 2011 were 4,885,000.

NOTE 3 – INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of $24,870 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

Since inception through February 29, 2012, the Company has not generated any revenue and has accumulated losses of $24,870.

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

Three and six Month Period Ended  February 29, 2012 Compared to Three and six Month Period Ended  February 28, 2011..

Our net loss for the three month period ended February 29, 2012 was $1,295 compared to a net loss of $750 for the three month period ended February 28, 2012. As for the six month period ended February 29, 2012 our net loss was $14,100 compared to a net loss $5,560 February 28, 2011. During the three and six month periods ended February 29, 2012 and 2011 we have not generated any revenue.

During the three month period ended February 29, 2012, we incurred general and administrative expenses $1,295 compared to $750 incurred for the three month period ended February 28, 2011. General and administrative fee expenses incurred during the three month periods ended February 29, 2012 and 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,885,000 for the three month period ended February 29, 2012 and 2011.

11 | Page

Liquidity and Capital Resources

Three and Six Month Period Ended February 29, 2012

As at February 29, 2012, our total assets were $130 compared to $14,230 in total assets at August 31, 2011. Total assets were comprised of $130 in cash. As at February 29, 2012, our current liabilities were $0.

Stockholders’ equity was $130 as of February 29, 2012 compare to stockholders' equity of $14,230 as of August 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended February 29, 2012, net cash flows used in operating activities was $1,295. Net cash flows used in operating activities was $750 for the three month period ended February 28, 2011.

Cash Flows from Investing Activities

For the three and six month period ended February 29, 2012, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three month period ended February 29, 2012. For the period from inception (June 10, 2009) to February 29, 2012, net cash provided by financing activities was $25,000 received from proceeds from issuance of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

14 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Antaga International Corp.
Dated: April 12, 2012	By: /s/ Georgi Parrik
Georgi Parrik, President and Chief Executive Officer and Chief Financial Officer

15 | Page