Form 10-Q
period 2012-05-31
Antaga Internatinal Corp
filed 2012-07-23
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-170091

ANTAGA INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	68-0678499
(State of incorporation)	(I.R.S. Employer Identification No.)

4405 Powell Ave,
Montreal, QC, H4P 1E5

(Address of principal executive offices)

(514) 967-4372

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☑

As of May 31, 2012, there were 4,885,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ANTAGA INTERNATIONAL CORP.*

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4.	CONTROLS AND PROCEDURES	14

PART II. OTHER INFORMATION
		15
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS	15
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4.	MINE SAFETY DISCLOSURES	15
ITEM 5.	OTHER INFORMATION	15
ITEM 6.	EXHIBITS	15

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Antaga International Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "ANTR" refers to Antaga International Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX	F-1
Unaudited Consolidated Balance Sheet as of May 31, 2012	F-2
Unaudited Consolidated Statement of Operations for the Three Months Ended May 31, 2012 and 2011 and the nine Months Ended May 31, 2012 and 2011 and since inception	F-3
Unaudited Consolidated Statement of Cash Flows for the nine Months Ended May 31, 2012 and 2011	F-4
Notes to Condensed Consolidated Financial Statements Unaudited	F-5

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2012 AND AUGUST 31, 2011

Assets
	May 31,	August 31,
	2012 (unaudited)	2011 (audited)

Current Assets
Cash	$130	$14,230
Total Current Assets	130	14,230

Total Assets	$130	$14,230
Liabilities and Stockholders’ Equity (deficit)

Total Liabilities	$-	$-

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
4,885,000 shares issued and outstanding	4,885	4,885
Additional paid-in-capital	20,115	20,115
Deficit accumulated during the development stage	(27,870)	(10,770)
Total stockholders’ equity	130	14,230
Total liabilities and stockholders’ equity	$130	$14,230

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS PERIODS ENDED MAY 31, 2012 AND 2011, AND

FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO MAY 31, 2012

(Unaudited)

	Three months Ended May 31, 2012	Three months Ended May 31, 2011	Nine months Ended May 31, 2012	Nine months Ended May 31, 2011	Period From June 10, 2009 (Inception), to May 31, 2012
Expenses
General and Administrative Expenses	$ 3,000	$ 1500	$ 17,100	$ 6,310	$ 27,870
Net (loss) from Operation before Taxes	(3,000)	(1500)	(17,100)	(6,310)	(27,870)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$ (3,000)	$ (1500)	$ (17,100)	$ (6,310)	$ (27,870)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,885,000	4,885,000	4,885,000	4,885,000

The accompanying notes are an integral part of these financial statements.
F-3

		Nine months ended May 31,2012	Nine months Ended May 31,2011		Period from june 10 (inception) 2009 to may 31,2012

Operating Activities

Net( loss)		$(17,100)	$(6,960)		$27,870
Net Cash ( used) For operating activities		(17,100)	(6960)		27,870

Financing Activities

Loans from Director		3,000	-		3000
Sale of common stock		-	-		25,000
Net Cash provided by financing actvities		-	-		25,000
Net increase ( decrease) in cash and equvilents		(17,100)	(6,960)		130
Cash and equivalents at beginning period		1,4230	22,235		-
cash and equivalents at end of the period		$130	$16,775		$130

Supplemental cash flow information:

Cash paid for

Interest		$-	$-		$-

taxes		$-	$-		$-

Non cash activities	$		$	$

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012 AND MAY 31, 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since inception through June 10, 2009, the Company has not generated any revenue and has accumulated losses of $27,870. The Company intends to commence business operations in nutritional supplements distribution.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $27,870 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2012 and 2011 the Company's bank deposits did not exceed the insured amounts.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal year ended May 31, 2012 and 2011.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation

As of May 31, 2012 and 2011, the Company has not issued any stock-based payments to its employees.

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

Total shares outstanding as of May 31, 2012 and 2011 were 4,885,000.

NOTE 3 – INCOME TAXES

As of May 31, 2012, the Company had net operating loss carry forwards of $27,870 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2011 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

[END NOTES TO FINANCIALS]

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

Since inception through May 31, 2012, the Company has not generated any revenue and has accumulated losses of $27,870.

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

Three and six Month Period Ended May 31, 2012 Compared to Three and six Month Period Ended May 31, 2011..

Our net loss for the three month period ended May 31, 2012 was $3,000 compared to a net loss of $1500 for the three month period ended May 31, 2011. As for the nine month period ended May 31, 2012 our net loss was $17,100 compared to a net loss $6,310 May 31, 2011. During the three and nine month periods ended May 31, 2012 and 2011 we have not generated any revenue.

During the three month period ended May 31, 2012, we incurred general and administrative expenses $3,000 compared to $1500 incurred for the three month period ended May 31, 2011. General and administrative fee expenses incurred during the three month periods ended May 31, 2012 and 2011 were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 4,885,000 for the three month period ended May 31, 2012 and 2011.

Liquidity and Capital Resources

Three and Six Month Period Ended May 31, 2012

As at May 31, 2012, our total assets were $130 compared to $14,230 in total assets at August 31, 2011. Total assets were comprised of $130 in cash. As at May 31, 2012, our current liabilities were $0.

Stockholders’ equity was $130 as of May 31, 2012 compare to stockholders' equity of $14,230 as of August 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2012, net cash flows used in operating activities was $3,000. Net cash flows used in operating activities was $1500 for the three month period ended May 31, 2011.

Cash Flows from Investing Activities

For the three and nine month period ended May 31, 2012, the Company has not generated any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three month period ended May 31, 2012. For the period from inception (June 10, 2009) to May 31, 2012, net cash provided by financing activities was $27,870 received from proceeds from issuance of common stock, and directors loan.

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

QUARTERLY EVENTS

As previously reported in Current Report on Form 8-K as filed with the commission on May 11, 2012, Georgi Parrik resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on May 10, 2012. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As of May 10, 2012, Chih-Wei Chang was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and a Chairman of the Board of Directors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity price risks and equity price risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk.

Equity Price Risk

We have in the past sought and will likely in the future seek to acquire additional funding by sale of common stock and other equity instruments. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell common stock or other equity at an acceptable price to meet future funding requirements.

Commodity Price Risk

We currently have only limited production but expect to produce increasing amounts of gold, silver, other precious and base metals in this fiscal year. As we increase production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows.

Gold prices may fluctuate widely from time to time and are affected by numerous factors, including the following: expectations with respect to the rate of inflation, exchange rates, interest rates, global and regional political and economic circumstances and governmental policies, including those with respect to gold holdings by central banks. The demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as demand and supply affect the prices of other commodities. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, industrial organizations and private individuals. The demand for gold primarily consists of jewelry and investments. Additionally, hedging activities by producers, consumers, financial institutions and individuals can affect gold supply and demand. While gold can be readily sold on numerous markets throughout the world, its market value cannot be predicted for any particular time. We do not presently expect to hedge the sale of any of our anticipated production.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of May 31, 2012.

Audit committee

The Company has established an independent audit committee of the Board of Directors, The audit committee’s duties are to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will, at all times, be comprised exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation committee

The Company has established an independent compensation committee of the Board of The compensation committee reviews and approves the Company’s salary and benefits policies, including compensation of executive officers.

Changes in Internal Control over Financial Reporting

As previously reported in Current Report on Form 8-K as filed with the commission on May 11, 2012, Georgi Parrik resigned from all positions with the Company, including but not limited to, that of President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director on May 10, 2012. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

As of May 10, 2012, Chih-Wei Chang was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and a Chairman of the Board of Directors.

PART II - OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 includes a detailed discussion of our risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

               NONE.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (Filed as Exhibit 3.1 to Registration Form S-1, filed with the Securities and Exchange Commission on October 22, 2010)
3.2	Bylaws of the Company (Filed as Exhibit 3.2 to Registration Form S-1, filed with the Securities and Exchange Commission on October 22, 2010)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith)
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTAGA INTERNATIONAL CORP.

Date: July 23, 2012	By:	/s/ Chih-Wei Chang
Chih-Wei Chang
Chief Executive Officer, Chief Financial
Officer and Director

Exhibit 31.01