Form 10-Q/A
period 2012-05-31
Antaga Internatinal Corp
filed 2012-07-24
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

 Amendment No.1

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

☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐

Non-Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☐

As of May 31, 2012, there were 4,885,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

ANTAGA INTERNATIONAL CORP.*

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

ANTAGA INTERNATIONAL CORP.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2012 AND AUGUST 31, 2011

Assets
		May 31,	August 31,
		2012 (unaudited)	2011 (audited)

Current Assets
Cash	$130	$14,230
Total Current Assets	130	14,230

Total Assets	$130	$14,230
Liabilities and Stockholders’ Equity (deficit)

Total Liabilities	$—	$—

Stockholders’ Equity

Common stock, $0.001par value, 75,000,000 shares authorized;
4,885,000 shares issued and outstanding	4,885	4,885
Additional paid-in-capital	20,115	20,115
Deficit accumulated during the development stage	(27,870)	(10,770)
Total stockholders’ equity	130	14,230
Total liabilities and stockholders’ equity	$130	$14,230

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS PERIODS ENDED MAY 31, 2012 AND 2011, AND

FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO MAY 31, 2012

(Unaudited)

	Three months Ended May 31, 2012	Three months Ended May 31, 2011	Nine months Ended May 31, 2012	Nine months Ended May 31, 2011	Period From June 10, 2009 (Inception), to May 31, 2012
Expenses
General and Administrative Expenses	$ 3,000	$ 1500	$ 17,100	$ 6,310	$ 27,870
Net (loss) from Operation before Taxes	(3,000)	(1500)	(17,100)	(6,310)	(27,870)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$ (3,000)	$ (1500)	$ (17,100)	$ (6,310)	$ (27,870)
(Loss) per common share – Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	4,885,000	4,885,000 4	4,885,000	4,885,000

The accompanying notes are an integral part of these financial statements.
F-3

ANTAGA INTERNATIONAL CORP

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS PERIODS ENDED MAY 31, 2012 AND 2011

FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO MAY 31, 2012(unaudited)

		Nine months ended May 31, 2012	Nine months ended May 31, 2011	Period From June 10 (Inception), 2009 to May 31, 2012
Operating Activities
Net (loss)	(17,100)		$(6,960)	$(27,870)
Net cash (used) for operating activities	(17,100)		(6,960)	(27,870)

Financing Activities
Loans from Director	3,000		-	3,000
Sale of common stock	-		-	25,000
Net cash provided by financing activities	-		-	25,000

Net increase (decrease) in cash and equivalents	(17,100)		(6,960)	130

Cash and equivalents at beginning of the period	14,230		22,235	-
Cash and equivalents at end of the period	130		$16,775	$130

Supplemental cash flow information:

Cash paid for:

Interest	-		$-	$-
Taxes	-		$-	$-

Non-Cash Activities		$	$

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