Form 10-K
period 2012-08-31
Antaga International Corp
filed 2013-02-21
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

ANTAGA INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	5000	EIN 68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

2368 Second Avenue, 2nd Floor
San Diego, CA 92101
619-688-1116

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

As of December 31, 2012, the registrant had 4,885,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2012.

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

Raw Materials for Nutritional Supplements

Raw materials used in making the company’s anticipated nutritional supplement products are purchased worldwide with the assurance that they meet all required specifications. MVP does not depend upon any one major manufacturer in particular. All of the major suppliers are located in particular regions, such as Canada, India and China. Prior to be released for production, the raw materials are tested to insure that they meet applicable specifications by approved external analysis lab All raw materials have a certificate of compliance, a document certifying that the manufacturing site complies with Good Manufacturing Practices (GMP) standards. promulgated by the US Food and Drug Administration. All the raw materials are of high availability

The whey protein powder is a collection of globular proteins and it contains five main protein fractions and six minor ones. The four main are: beta - lactobulin (approx 55%), alpha lactalbumin(approx 20%), glycomacropeptide (GMP) ( approx 10%), serum albumin (approx. 8%) and immunoglobulins.

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

Item 4. Mine Safety Disclosures

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

As of August 31, 2012, no shares of our common stock have traded.

Number of Holders

As of August 31, 2012, the 4,885,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2011 and 2012. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED AUGUST 31, 2012 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2011.

Our net loss for the fiscal year ended August 31 2012 was $17,230 compared to a net loss of $8,105 during the fiscal year ended August 31, 2011. During fiscal year ended August 31, 2011, the Company did not generate any revenue.

During the fiscal year ended August 31, 2012, we incurred general and administrative expenses of $17,230 compared to $8,105 incurred during fiscal year ended August 31, 2011. These expenses incurred during the fiscal year ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services versus August 2011 expenses consisted of: bank charges of $30; professional fees of $7,400; and miscellaneous charges of $675.

Expenses incurred during fiscal year ended August 31, 2012 compared to fiscal year ended August 31, 2011 increased primarily due to the increased scale and scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.  From the date of inception total General and administrative expenses amounted to $28,000.

The weighted average number of shares outstanding was 4,885,000 for the fiscal years ended August 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2012

As of August 31, 2012, our current assets were $0 as compared to $14,230 as of August 31, 2011, and our total liabilities as of August 31, 2012 were $0 as compared to $0 as of August 31, 2011.  August 31, 2011 current assets were comprised of $14,230 in cash.

Stockholders’ equity decreased from $14,230 as of August 31, 2011 to $0 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2011, net cash flows used in operating activities was a net loss of ($17,230). For the fiscal year ended August 31, 2011, net cash flows used in operating activities was a net loss of ($8,105).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2012, net cash from financing activities of $3,000 was a result of a loan from a director. For the period from inception (June 10, 2010) to August 31, 2012, net cash provided by financing activities was $28,000, with $25,000 received from issuances of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Advances, debt instruments and sale of stock are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2012 and August 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

INDEX TO FINANCIAL STATEMENTS

ANTAGA INTERNATIONAL CORP..
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Antaga International Corp
San Diego, California

I have audited the accompanying balance sheets of Antaga International Corp (a development stage company) as of August 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then, and for the period from June 10, 2009 (inception) through August 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antaga International Corp as of August 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from June 10, 2009 (inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

February 14, 2013
RONALD R. CHADWICK, P.C.

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

Assets
	August 31,	August 31,
	2012	2011
Current Assets
Cash	$0	$14,260
Total Current Assets	0	12,230
Total Assets	$0	$14,230

Liabilities and Stockholders’ Equity

Total Liabilities	$-	$-

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,885,000 shares issued and outstanding	4,885	4,885
Additional paid-in-capital	23,115	20,115
Deficit accumulated during the development stage	(28,000)	(10,770)
Total stockholders’ equity	0	14,230
Total liabilities and stockholders’ equity	$0	$14,230

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO AUGUST 31, 2012

	Year Ended August 31, 2012	Year Ended August 31, 2011	Period From June 10, 2009 (Inception), to August 31, 2012
Expenses

General and Administrative Expenses	$17,230	$8,105	$28,000
Net (loss) from Operation before Taxes	(17,230)	(8,105)	(28,000)
Provision for Income Taxes	0	0	0
Net (loss)	$(17,230)	$(8,105)	$(28,000)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	4,885,000	4,885,000

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO AUGUST 31, 2012

	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit accumulated During Development stage	Total

Balance at inception on June 10, 2009

July 21, 2009
Common shares issued for cash at $0.001	2,500,000	$2,500	$-	$-	$2,500

August 14, 2009
Common shares issued for cash at $0.008	675,000	675	4,725	-	5,400

August 27, 2009
Common shares issued for cash at $0.01	450,000	450	4,050		4,500

Net (loss) for the period from June 10, 2009 (Inception) to August 31, 2009				(768)	(768)

Balance as of August 31, 2009	3,625,000	3,625	8,775	(786)	11,632

October 2, 2009
Common shares issued for cash at $0.01	1,260,000	1,260	11,340	-	12,600

Net (loss) for the fiscal year ended August 31, 2010				(1,897)	(1,897)

Balance as of August 31, 2010	4,885,000	4,885	20,115	(2,665)	22,335

Net (loss) for the fiscal year ended August 31, 2011				(8,105)	(8,105)

Balance as of August 31, 2011	4,885,000	$4,885	$20,115	$(10,770)	$(14,230)

Forgiveness of Debt – Officer Loan			3,000	-	3,000

Net (loss) for the fiscal year ended August 31, 2010				(17,230)	(17,230)

Balance as of August 31, 2012	4,885,000	4,885	$20,115	$(28,000)	$0

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011, AND FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO AUGUST 31, 2012

	Year Ended August 31, 2012	Year Ended August 31, 2011	Period From June 10, 2009 (Inception), to August 31, 2012
Operating Activities
Net (loss)	$(17,230)	$(8,105)	$(28,000)
Net cash (used) for operating activities	(17,230)	(8,105)	(28,000)
Financing Activities

Loans from Director	3,000	-	3,000
Sale of common stock	-	-	25,000
Net cash provided by financing activities	3,000	-	28,000

Net increase (decrease) in cash and equivalents	(14,230)	(8,105)	-

Cash and equivalents at beginning of the period	14,230	22,335	-
Cash and equivalents at end of the period	$0	$14,230	$-
Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since inception through June 10, 2009, the Company has not generated any revenue and has accumulated losses of $28,000. The Company intends to commence business operations in nutritional supplements distribution.

Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $28,000 as of August 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2012 and 2011 the Company's bank deposits did not exceed the insured amounts.

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

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal year ended August 31, 2012 and 2011.

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

Stock-Based Compensation
As of August 31, 2012 and 2011, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011 and 2010

NOTE 2 – COMMON STOCK

The Company at August 31, 2012 had 75,000,000 common shares authorized with a par value of $ 0.001 per share.  The Company in September 2012 increased its authorized common shares to 100,000,000.

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

Total shares outstanding as of August 31, 2012 and 2011 were 4,885,000.

NOTE 3 – INCOME TAXES

As of August 31, 2012, the Company had net operating loss carry forwards of $28,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2012 to the date these financial statements were filed with the Securities and Exchange Commission, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

2. We did not maintain appropriate cash controls – As of August 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at August 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Mark Zouvas 2368 Second Avenue, 2nd Floor, San Diego, CA 92101	51	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

MARK S. ZOUVAS Mr. Zouvas has a BA from the University of California at Berkeley (Accounting and Philosophy). After graduating, he joined Price Waterhouse where he performed services for clients in the banking and real estate industries. He was formerly a licensed real estate broker and an accountant in the state of California. Mr. Zouvas was involved in commodities trading and served as the CFO for an independent clearing firm on the Chicago Mercantile Exchange. He has also been a CEO and CFO of several publicly traded entities and has excellent knowledge of SEC and FNRA reporting guidelines. Mr. Zouvas’ responsibilities have included asset development and fund raising. He has had over twenty-five years of experience in preparing investment summaries and has raised over $500 million through debt and equity offerings to investors both domestically and abroad. Mr. Zouvas passed all parts of the California CPA exam in 1991.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Mark Zouvas, President,	2011	0	0	0	0	0	0	0	0

Treasurer and Secretary	2012	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of August 31, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Mark Zouvas	common stock (direct)	51.2%

The percent of class is based on 4,885,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants, Ronald A.  Chadwick, P.C. Certified Public Accountant.

	For the Year Ended December 31,
	2012	2011
Audit Fees	$4,950	$4,800
Audit-Related Fees
Tax Fees
All Other Fees
Total Fees	$4,950	$4,800

"Audit Fees"  consisted of fees billed for services rendered for the audit of  the Company’s  annual  financial  statements  and audit related fees are for  review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act.

101**	Interactive data files pursuant to Rule 405 of Regulation S-T.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTAGA INTERNATIONAL CORP.

Dated: February 20, 2013	By:	/s/ Mark Zouvas
Mark Zouvas,
President and Chief Executive Officer and Chief Financial Officer