Form 10-Q
period 2012-11-30
Antaga International Corp
filed 2013-04-04
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

ANTAGA INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	EIN 68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2368 Second Avenue, 2nd Floor
San Diego, CA 92101
619-688-1116
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of March 31, 2013, the registrant had 4,885,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 31, 2013.

INDEX TO FINANCIAL STATEMENTS

ANTAGA INTERNATIONAL CORP..
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Item 1. Financial Statements and Supplementary Data

Balance Sheets as of November 30, 2012 (unaudited) and August 31, 2012 (audited)	3
Statements of Operations (Audited) for the three months ended November 30, 2012 and 2011; and the period from inception (June 10, 2009) to November 30, 2012	4
Statement of Stockholders’ Equity (Audited) from inception (June 10, 2009) to November 30, 2012	5
Statements of Cash Flows (Audited) for the three month periods ended November 31, 2012 and 2011; and the period from inception (June 10, 2009) to November, 2012	6
Notes to the Audited Financial Statements	7

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30,	August 31,
	2012	2012
Assets		(audited)

Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Accrued Liabilities	4,300	-
Total Liabilities	$4,300	$-

Stockholders’ Equity
Common stock, $0.001par value, 75,000,000 shares authorized;
4,885,000 shares issued and outstanding	4,885	4,885
Additional paid-in-capital	23,115	23,115
Deficit accumulated during the development stage	(32,300)	(28,000)
Total stockholders’ equity	(4,300)	0
Total liabilities and stockholders’ equity	$-	$0

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED NOVEMEBR 31, 2012 AND 2011, AND
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) To NOVEMBER 30, 2012

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Period From June 10, 2009 (Inception), to November 30, 2012

Expenses
General and Administrative Expenses	$4,300	$12,805	$32,300
Net (loss) from Operation before Taxes	(4,300)	(12,805)	(32,300)
Provision for Income Taxes	0	0	0
Net (loss)	$(4,300)	$(12,805)	$(32,300)
(Loss) per common share – Basic and diluted	$(0)	$(0)
Weighted Average Number of Common Shares Outstanding	4,885,000	4,885,000

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO NOVEMBER 30, 2012

	Number of Common Shares	Amount	Additional Paid-in Capital	Deficit accumulated During Development stage	Total
Balance at inception on June 10, 2009
July 21, 2009
Common shares issued for cash at $0.001	2,500,000	$2,500	$-	$-	$2,500
August 14, 2009
Common shares issued for cash at $0.008	675,000	675	4,725	-	5,400
August 27, 2009
Common shares issued for cash at $0.01	450,000	450	4,050		4,500
Net (loss) for the period from June 10, 2009 (Inception) to August 31, 2009				(768)	(768)
Balance as of August 31, 2009	3,625,000	3,625	8,775	(786)	11,632
October 2, 2009
Common shares issued for cash at $0.01	1,260,000	1,260	11,340	-	12,600
Net (loss) for the fiscal year ended August 31, 2010				(1,897)	(1,897)
Balance as of August 31,2010	4,885,000	4,885	20,115	(2,665)	22,335
Net (loss) for the fiscal year ended August 31, 2011				(8,105)	(8,105)
Balance as of August 31, 2011	4,885,000	$4,885	$20,115	$(10,770)	$14,230
Forgiveness of debt - Officer Loan			3,000		3,000
Net (loss) for the fiscal year ended August 31, 2012				(17,230)	(17,230)
Balance as of August 31, 2012	4,885,000	$4,885	$23,115	$(28,000)	$0
Net (loss) for the three month period ended November 30, 2012				$(4,300)	$(4,300)
Balance as of November 30, 2012	4,885,000	$4,885	$23,115	$(32,300)	$(4,300)

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2012 AND 2011, AND
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO NOVEMBER 30, 2012

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Period From June 10, 2009 (Inception), to November 30, 2012

Operating Activities
Net (loss)	$(4,300)	$(12,805)	$(32,170)
Net cash (used) for operating activities
Increase in Accounts Payable	4,300		4,300

Net cash (used) for operating activities	-	(12,805)	(27,870)
Financing Activities
Loans from Director	-	-	3,000
Sale of common stock	-	-	25,000
Net cash provided by financing activities	-	-	28,000

Net increase (decrease) in cash and equivalents	-	(12,805)	-

Cash and equivalents at beginning of the period	-	14,230	-
Cash and equivalents at end of the period	$-	$1,425	$-

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2012 and 2011 (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since inception through June 10, 2009, the Company has not generated any revenue and has accumulated losses of $32,170. The Company intends to commence business operations in nutritional supplements distribution.

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2012 and 2011 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three month periods ended November 30, 2012 and 2011.

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

Stock-Based Compensation
As of November 30, 2012 and 2011, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – COMMON STOCK

The Company at November 30, 2012 had 75,000,000 common shares authorized with a par value of $ 0.001 per share.  The Company in September 2012 increased its authorized common shares to 100,000,000.

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

Total shares outstanding as of November 30, 2012 and 2011 were 4,885,000.

NOTE 3 – INCOME TAXES

As of November 30, 2012, the Company had net operating loss carry forwards of $32,170 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

THREE MONTH PERIOD ENDED NOVEMBER 30, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2011.

Our net loss for the month period ended November 30, 2012 was $4,170 compared to a net loss of $12,805 during the three month period ended November 30, 2011. During the three month period ended November 31, 2011, the Company did not generate any revenue.

During the three month period ended November 30, 2012, we incurred general and administrative expenses of $4,170 compared to $12,805 incurred during the three month period ended November 30, 2011. These expenses incurred during the three month period ended November, 2012 consisted of $300 of transfer agent fees, $3,000 of accounting related fees and $1,00o in legal fees which was similar to the prior year expenses which were generally related to corporate overhead, financial and administrative contracted services..

The weighted average number of shares outstanding was 4,885,000 for the three month periods ended November 30, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED NOVEMBER 30, 2012

As of November 30, 2012, our current assets were $0 as compared to $0 as of August 31, 2012, and our total liabilities as of November 30, 2012 were $4,170 as compared to $0 as of August 31, 2012.

Stockholders’ equity was $0 as of both August 31, 2012 and November 30, 2012..

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2012, net cash flows used in operating activities was a net loss of ($4,300).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended November 30, 2012, there was $0 cash generated from financing activities.  For the period from inception (June 10, 2010) to November 30, 2012, net cash provided by financing activities was $32,300 with $25,000 received from issuances of common stock.

ITEM 4T. CONTROLS AND PROCEDURES

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of November 30, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at November  30, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith)

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith)

32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ANTAGA INTERNATIONAL CORP.

Dated: April 3, 2013	By:	/s/ Mark Zouvas
Mark Zouvas President and Chief Executive Officer and
Chief Financial Officer