Form 10-Q
period 2013-02-28
Antaga International Corp
filed 2013-05-13
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).☐ Yes    ☒ No

As of April 30, 2013, the registrant had 87,930,000 shares of common stock issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

ANTAGA INTERNATIONAL CORP..
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance Sheets as of February 28, 2013 (unaudited) and August 31, 2012 (audited)	3
Statements of Operations (Audited) for the three and six months ended February 28, 2013 and February 29, 2012; and the period from inception (June 10, 2009) to February 28, 2013	4
Statement of Stockholders’ Equity (Audited) from inception (June 10, 2009) to February 28, 2013	5
Statements of Cash Flows (Audited) for the six month periods ended February 28, 2013 and February 29, 2012; and the period from inception (June 10, 2009) to February 28, 2013	6
Notes to the Audited Financial Statements	7

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28,	August 31,
	2013	2012
Asset		(audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Accrued Liabilities	8,600	-
Total Liabilities	$8,600	$-

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares
authorized; 87,930,000 shares issued and outstanding	87,930	87,930
Additional paid-in-capital	(59,930)	(59,930)
Deficit accumulated during the development stage	(36,600)	(28,000)
Total stockholders’ equity	(8,600)	0
Total liabilities and stockholders’ equity	$-	$0

* Common Stock and Additional paid-in-capital Balances have been restated to reflect an 18:1 Forward split - effective on October 1, 2012

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE ABD SIX MONTH PERIODS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012, AND
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO FEBRUARY 28, 2013

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Period From June 10, 2009 (Inception), to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013
Expenses
General and Administrative Expenses	$4,300	$1,295	$8,600	$14,100	$36,300
Net (loss) from Operation before Taxes	(4,300)	(1,295)	(8,600)	(14,100)	(36,300)
Provision for Income Taxes	0	0	0	0	0
Net (loss)	$(4,300)	$(1,295)	$(8,600)	$(14,100)	$(36,300)
(Loss) per common share – Basic and diluted	$(0)	$(0)	$(0)	$(0)
Weighted Average Number of Common Shares Outstanding	87,930,000	87,930,000	87,930,000	87,930,000

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO FEBRUARY 28, 2013

	Number of Common Shares*	Amount*	Additional Paid-in Capital*	Deficit accumulated During Development stage	Total
Balance as of August 31, 2011	87,930,000	$87,930	$(62,930.00)	$(10,770)	$14,230
Forgiveness of debt - Officer Loan			$3,000.00		3,000
Net (loss) for the fiscal year ended August 31, 2012				$(17,230)	$(17,230)
Balance as of August 31, 2012	87,930,000	$87,930	$(59,930.00)	$(28,000)	$0
Net (loss) for the six month period ended February 28, 2013				$(8,600)	$(8,600)
Balance as of February 28, 2013	87,930,000	$87,930	$(59,930.00)	$(36,600)	$(8,600)

* Balances have been restated to reflect an 18:1 Forward split - effective on October 1, 2012

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012, AND
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO FEBRUARY 28, 2013

	Six Months Ended February 28, 2013	Six Months Ended February 29, 2012	Period From June 10, 2009 (Inception), to February 28, 2013
Operating Activities
Net (loss)	$(8,600)	$(14,100)	$(36,600)
Net cash (used) for operating activities
Increase in Accounts Payable	8,600		8,600

Net cash (used) for operating activities	-	(14,100)	(28,000)
Financing Activities
Loans from Director	-	-	3,000
Sale of common stock	-	-	25,000
Net cash provided by financing activities	-	-	28,000

Net increase (decrease) in cash and equivalents	-	(14,100)	-

Cash and equivalents at beginning of the period	-	14,230	-
Cash and equivalents at end of the period	$-	$130	$0

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2013 and Febuary 29, 2012 (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since inception through June 10, 2009, the Company has not generated any revenue and has accumulated losses of $36,600. The Company plan is to develop business operations in nutritional supplements distribution and is working to that end.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $36,600 as of February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2013 and February 29, 2012 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended February 28, 2013 and February 29, 2012.

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

Stock-Based Compensation
As of February 28, 2013 and February 29, 2012, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – COMMON STOCK

On October 1, 2012, the Company affected an 18:1 forward stock split pursuant to which each outstanding share of the Company’s pre-split common stock was split into eighteen post-split shares of common stock.

The Company at February 28, 2013 had 100,000,000 common shares authorized with a par value of $ 0.001 per share.

Total shares outstanding as of February 28, 2013 and February 29, 2012 were 87,930,000

(Pre-Split activity)

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

NOTE 3 – INCOME TAXES

As of February 28, 2013, the Company had net operating loss carry forwards of $36,600 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – SUBSEQUENT EVENTS

1)	UNREGISTERED SALES OF EQUITY SECURITIES

The following table sets forth, as of May 6, 2013 the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of the date of this Current Report, there are 87,930,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership

Juan Tellez (1)	45,000,000	51.2%
All executive officers and directors as a group (1 persons)	45,000,000	51.2%

    (1) Juan Tellez acquired these shares on May 6, 2013 in a private transaction from OTC Investment Management Limited, a BVI corporation.

2)	CHANGES IN CONTROL OF REGISTRANT

On May 6, 2013, Juan Tellez acquired control of forty five million (45,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 51.2% of the Company’s total issued and outstanding common stock, from Mark Zouvas in accordance with a private share purchase agreement.

3)	Mark Zouvas resigns

Effective May 6, 2013, Mark Zouvas resigned from all positions with the Company, including, but not limited to that of Chief Financial Officer, Secretary, Treasurer, principal financial officer, principal accounting officer and a member of the Board of Directors.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective May 6, 2013 Juan Tellez was appointed as President and the sole Director of the Company as well as Chief Financial Officer, Secretary, Treasurer, principal financial officer, and principal accounting officer.

In 2007 Mr. Tellez worked for the Banco De Bogota as a credit Analyst. From 2009-2010 The worked for Grupo Inmobiliaro Pamar SA as a commercial assessor. Through 2012 Mr. Tellez was the assistant plant and equipment manager for Consorcio Impregilo OHL based in Bogota Colombia.

Mr. Tellez holds a degree in Industrial Engineering from the Universidad Pontificia Bolivariana, in Santander, Colombia.

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

THREE and SIX MONTH PERIOD ENDED February 28, 2013 COMPARED TO THE THREE and SIX MONTH PERIOD ENDED February 29, 2012.

Our net loss for the three and six month periods ended February 28, 2013 were $4,300 and $8.600 respectively compared to a net loss of $1,295 and $14,100 respectively during the three and six month periods ended February 29, 2012. During the three and six month periods ended February 29, 2012, the Company did not generate any revenue.

During the three and six month periods ended February 28, 2013, we incurred general and administrative expenses of $4,300 and $8,600 respectively compared to $1,295 and $14,100 respectively incurred during the three and six month periods ended February 29, 2012. The expenses incurred during the six month period ended February 28, 2013 consisted of $600 of transfer agent fees, $6,000 of accounting related fees and $2,000 in legal fees which was similar to the prior year expenses which were generally related to corporate overhead, financial and administrative contracted services.

The weighted average number of shares outstanding was 87,930,000 for the three and six month periods ended February 28, 2013 and February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED FEBRUARY 28, 2013

As of February 28, 2013, our current assets were $0 as compared to $0 as of August 31, 2012, and our total liabilities as of February 28, 2013 were $8,600 as compared to $0 as of August 31, 2012.

Stockholders’ equity was ($8,600) as of February 28, 2013 as compared to $0 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2013, net cash flows used in operating activities was a net loss of ($8,600).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the six month period ended February 28, 2013, there was $0 cash generated from financing activities.  For the period from inception (June 10, 2010) to February 28, 2013, net cash provided by financing activities was $28,000 with $25,000 received from issuances of common stock.

SUBSEQUENT EVENTS:

1)	UNREGISTERED SALES OF EQUITY SECURITIES

The following table sets forth, as of May 6, 2013 the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of the date of this Current Report, there are 87,930,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership

Juan Tellez (1)	45,000,000	51.2%
All executive officers and directors as a group (1 persons)	45,000,000	51.2%

(1)	Juan Tellez acquired these shares on May 6, 2013 in a private transaction from OTC Investment Management Limited, a BVI corporation.

2)	CHANGES IN CONTROL OF REGISTRANT

On May 6, 2013, Juan Tellez acquired control of forty five million (45,000,000) shares of the Company’s issued and outstanding common stock, representing approximately 51.2% of the Company’s total issued and outstanding common stock, from Mark Zouvas in accordance with a private share purchase agreement.

3)	Mark Zouvas resigns

Effective May 6, 2013, Mark Zouvas resigned from all positions with the Company, including, but not limited to that of Chief Financial Officer, Secretary, Treasurer, principal financial officer, principal accounting officer and a member of the Board of Directors.  The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective May 6, 2013 Juan Tellez was appointed as President and the sole Director of the Company as well as Chief Financial Officer, Secretary, Treasurer, principal financial officer, and principal accounting officer.

In 2007 Mr. Tellez worked for the Banco De Bogota as a credit Analyst. From 2009-2010 The worked for Grupo Inmobiliaro Pamar SA as a commercial assessor. Through 2012 Mr. Tellez was the assistant plant and equipment manager for Consorcio Impregilo OHL based in Bogota Colombia.

Mr. Tellez holds a degree in Industrial Engineering from the Universidad Pontificia Bolivariana, in Santander, Colombia.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of February 28, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at February 28, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 (Filed herewith)
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14 (Filed herewith)
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith)
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

ANTAGA INTERNATIONAL CORP.

Dated: May 13, 2013	By:	/s/ Juan Tellez
Juan Tellez
President and Chief Executive Officer and Chief Financial Officer