Form 10-Q
period 2013-05-31
Antaga International Corp
filed 2013-07-15
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended May 31, 2013

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

As of July 9, 2013, the registrant had 87,930,000 shares of common stock issued and outstanding.

INDEX TO FINANCIAL STATEMENTS

ANTAGA INTERNATIONAL CORP..
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Item 8.  Financial Statements and Supplementary Data

Balance Sheets as of May 31, 2013 (unaudited) and August 31, 2012 (audited)	3
Statements of Operations (Audited) for the three and nine months ended May 31, 2013 and 2012; and the period from inception (June 10, 2009) to May 31, 2013	4
Statement of Stockholders’ Equity (Audited) from inception (June 10, 2009) to May 31, 2013	5
Statements of Cash Flows (Audited) for the nine month periods ended May 31, 2013 and 2012; and the period from inception (June 10, 2009) to May 31, 2013	6
Notes to the Audited Financial Statements	7

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31,	August 31,
	2013	2012
Assets		(audited)
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Accrued Liabilities	12,900	-
Total Liabilities	$12,900	$-

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares
authorized; 87,930,000 shares issued and outstanding	87,930	87,930
Additional paid-in-capital	(59,930)	(59,930)
Deficit accumulated during the development stage	(40,900)	(28,000)
Total stockholders’ equity	(12,900)	0
Total liabilities and stockholders’ equity	$-	$0

*	Common Stock and Additional paid-in-capital Balances have been restated to reflect an 18:1 Forward split -effective on October 1, 2012

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012, AND
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) To MAY 31, 2013

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period From June 10, 2009 (Inception), to
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013

Expenses
General and Administrative Expenses	$4,300	$3,000	$12,900	$17,100	$40,900
Net (loss) from Operation before Taxes	(4,300)	(3,000)	(12,900)	(17,100)	(40,900)
Provision for Income Taxes	0	0	0	0	0

Net (loss)	$(4,300)	$(3,000)	$(12,900)	$(17,100)	$(40,900)

(Loss) per common share – Basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding	87,930,000	87,930,000	87,930,000	87,930,000

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO MAY 31, 2013

	Number of Common Shares *	Amount *	Additional Paid-in Capital *	Deficit accumulated During Development stage	Total

Balance as of August 31, 2011	87,930,000	$87,930	$(62,930)	$(10,770)	$14,230

Forgiveness of debt - Officer Loan			$3,000		3,000

Net (loss) for the fiscal year ended August 31, 2012				$(17,230)	$(17,230)

Balance as of August 31, 2012	87,930,000	$87,930	$(59,930)	$(28,000)	$0

Net (loss) for the nine month period ended May 31, 2013				$(12,900)	$(12,900)

Balance as of May 31, 2013	87,930,000	$87,930	$(59,930)	$(40,900)	$(12,900)

*	Balances have been restated to reflect an 18:1 Forward split - effective on October 1, 2012

The accompanying notes are an integral part of these financial statements.

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED MAY 31, 2013 AND 2012, AND
FOR THE PERIOD FROM JUNE 10, 2009 (INCEPTION) TO MAY 31, 2013

	Nine Months Ended May 31, 2013	Nine Months Ended May 31, 2012	Period From June 10, 2009 (Inception), to May 31, 2013
Operating Activities
Net (loss)	$(12,900)	$(17,100)	$(40,900)
Net cash (used) for operating activities
Increase in Accounts Payable	12,900		12,900

Net cash (used) for operating activities	-	(17,100)	(28,000)
Financing Activities

Loans from Director	-	3,000	3,000
Sale of common stock	-	-	25,000
Net cash provided by financing activities	-	-	28,000

Net increase (decrease) in cash and equivalents	-	(17,100)	-

Cash and equivalents at beginning of the period	-	14,230	-
Cash and equivalents at end of the period	$-	$(2,870)	$0

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-
Non-Cash Activities	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ANTAGA INTERNATIONAL CORP
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013 and 2012 (unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” Since inception through June 10, 2009, the Company has not generated any revenue and has accumulated losses of $40,900. The Company plan is to develop business operations in nutritional supplements distribution and is working to that end.

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

Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $40,900 as of May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2013 and 2012 the Company's bank deposits did not exceed the insured amounts.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended May 31, 2013 and 2012.

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

Stock-Based Compensation
As of May 31, 2013 and 2012, the Company has not issued any stock-based payments to its employees.
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

The Company at May 31, 2013 had 100,000,000 common shares authorized with a par value of $ 0.001 per share.

Total shares outstanding as of May 31, 2013 and 2012 were 87,930,000

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

NOTE 3 – INCOME TAXES

As of May 31, 2013, the Company had net operating loss carry forwards of $40,900 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

THREE and NINE MONTH PERIOD ENDED May 31, 2013 COMPARED TO THE THREE and NINE MONTH PERIOD ENDED May 31, 2012.

Our net loss for the three and Nine month periods ended May 31, 2013 were $4,300 and $12,900 respectively compared to a net loss of $3,000 and $17,100 respectively during the three and nine month periods ended May 31, 2012. During the three and nine month periods ended May 31, 2013, the Company did not generate any revenue.

During the three and nine month periods ended May 31, 2013, we incurred general and administrative expenses of $4,300 and $12,900 respectively compared to $3,000 and $17,100 respectively incurred during the three and nine month periods ended May 31, 2012. The expenses incurred during the nine month period ended May 31, 2013 consisted of $900 of transfer agent fees, $7,500 of accounting related fees and $3,000 in legal fees which was similar to the prior year expenses which were generally related to corporate overhead, financial and administrative contracted services..

The weighted average number of shares outstanding was 87,930,000 for the three and six month periods ended May 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED MAY 31, 2013

As of May 31, 2013, our current assets were $0 as compared to $0 as of August 31, 2012, and our total liabilities as of May 31, 2013 were $12,900 as compared to $0 as of August 31, 2012.

Stockholders’ equity was ($12,900) as of May 31, 2013 as compared to $0 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended May 31, 2013, net cash flows used in operating activities was a net loss of ($12,900).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.  For the nine month period ended May 31, 2013, there was $0 cash generated from financing activities.  For the period from inception (June 10, 2010) to May 31, 2013, net cash provided by financing activities was $28,000 with $25,000 received from issuances of common stock.

UNREGISTERED SALES OF EQUITY SECURITIES

The following table sets forth, as of May 31, 2013 the beneficial ownership of the outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders named in the table below has sole voting and dispositive power with respect to such shares of common stock. As of the date of this Current Report, there are 87,930,000 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership

Juan Tellez (1)	45,000,000	51.2%

All executive officers and directors as a group (0 persons)	45,000,000	51.2%

(1)	Juan Tellez acquired these shares on May 6, 2013 in a private transaction from OTC Investment Management Limited, a BVI corporation.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of May 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at May 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2013, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANTAGA INTERNATIONAL CORP.

Dated: July 15, 2013	By:	/s/ Juan Tellez
Juan Tellez
President and Chief Executive Officer and Chief Financial Officer