Form 10-K
period 2013-08-31
MIX 1 LIFE, INC.
filed 2013-11-21
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	5000	EIN 68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

10575 N. 114th Street, Suite 3
Scottsdale, AZ
480-344-7770
(Address and telephone number of principal executive offices)

Antaga International Corp.
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 31, 2013, the registrant had 39,310,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 31, 2013.

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

Corporate History

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

On September 5, 2013 the Company changed its name to Mix 1 Life, Inc. The change became effective on October 7, 2013. To reflect the name change the Company changed its trading symbol to MIXX which became effective on October 27, 2013.

GENERAL

The Company is in the development stage as defined under statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

Mix1’s product development was finalized and market tested in such national retailers as Whole Foods, Kroger, Ralphs and Bristol Farms. Mix1 is the premium nutritional shake made with natural ingredients, vitamins and minerals. Complete balanced macronutrient mix: protein, vitamins and minerals, fiber, healthy fat, antioxidants, no artificial sweeteners or preservatives.

Mix1’s mission:

“Create products with natural, high-quality ingredients that are truly functional. We believe all natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people’s lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix1. Never again will you miss getting the necessary nutrients because you were too busy to eat. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day.”

Differentiated Product platform

•	mix1 is a family of natural nourishment snack replacement beverages
•	Products are created to attract consumers looking for better options for their on-the-go energy and satiety occasions, providing the required nutrients for consumers’
•
Relative to its competitive set, mix1 offers a better product with the highest quality, natural ingredients and superior functionality with whey protein, antioxidants, fiber, healthy fat – all in the right balance

Mass appeal

•	mix1’s core target market is large and growing
•	Offering positioned to be sold across multiple channels from natural and traditional grocery to big box, club, and specialty outlets
•	Natural simple and relevantproducts that are approachable and easy to understand

Significant product line extensions

•	Add-on platforms, markets and branded multi-media opportunities provide mix1 the potential to become a “mega-brand”
•	mix1 represents the next generation of functional beverages, making the Company a primeacquisition target down the road
•
The “neutral” brand does not come with the same baggage of some key competitors (Muscle Milk, Myoplex, Atkins) allowing the brand to attract a majority of consumers while participating in multiple product categories

Item 1A. Risk Factors

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board under the symbol “MIXX”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

As of August 31, 2013, no shares of our common stock have traded with exception of 33 shares traded on 8/2/13.

Number of Holders

As of August 31, 2013, there were 39,319,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended August 31, 2012 and 2013. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On August 27, 2013, the Company issued 10,000,000 post-split common shares to the shareholders of Mix1 LLC for the purpose of purchasing certain assets of Mix1 LLC.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

On October 1, 2012, the Company affected an 18:1 forward stock split and a 1:3 reverse stock split on September 13, 2013. These financial statements have been restated to reflect the effect of both stock splits on the common stock issued.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements of the Company, and the notes to those statements, included elsewhere in this Form 10-K, as well as the rest of this Annual Report on Form 10-K. The statements in this discussion regarding outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” and “Cautionary Notice Regarding Forward Looking Statements” sections of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward- looking statements

GENERAL

Corporate History

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

Business Overview

To create products with natural, high-quality ingredients that are truly functional. We believe all natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people’s lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix1. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day.

Mix1’s nutritional products plans to manufacture and distribute these products nationwide beginning in early 2014.

Mix1’s product development was finalized and market tested in such national retailers as Whole Foods, Kroger, Ralphs and Bristol Farms. Mix1 is the premium nutritional shake made with natural ingredients and vitamins and minerals. Complete balanced macronutrient mix: protein, vitamins and minerals, fiber, healthy fat, antioxidants, no artificial sweeteners or preservatives.

Asset Purchases

On August 27, 2013, the Company entered into an Definitive Agreement with MixI LLC, an Arizona corporation, under which the Company acquired 100% of certain assets owned by MixI LLC in exchange for Ten Million (10,000,000), post reverse, newly issued shares of common stock of the Company. The Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

The following table reflects our purchase price allocation:

		August 31,
	Life	2013
Mix1 Brand	3-7	$7,850,000
Mix1 Product	3-7	$4,030,000
Customer List & Distribution	3-7	$8,000,000

The Company completed a third-party valuation to determine the fair value of the assets acquired. The final amounts allocated are based upon the results of that valuation appraisal.

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

FISCAL YEAR ENDED AUGUST 31, 2013 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2012.

Our net loss for the fiscal year ended August 31, 2013 was $32,771 compared to a net loss of $17,830 during the fiscal year ended August 31, 2012. During fiscal year ended August 31, 2013, the Company did not generate any revenue.

During the fiscal year ended August 31, 2013, we incurred general and administrative expenses of $32,771 compared to $17,830 incurred during fiscal year ended August 31, 2012. These expenses incurred during the fiscal year ended August 31, 2013 and 2012 were generally related to corporate overhead, financial and administrative contracted services.

Expenses incurred during fiscal year ended August 31, 2013 were $32,771 compared to fiscal year ended August 31, 2012 of $17,830. This increase was primarily due to professional fees incurred during the year.

The weighted average number of shares outstanding was 29,419,589 for the fiscal year ended August 31, 2013 and 29,310,000 for the fiscal year ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2013

As of August 31, 2013 and 2012, our current assets were $0 with total assets as of August 31, 2013 of $19,880,000 and of as August 31, 2012 of $0. Our total liabilities as of August 31, 2013 were $32,771 as compared to $0 as of August 31, 2012. August 31, 2012 total assets included intangible assets valued at $19,880,000.

Stockholders’ equity increased from $0 as of August 31, 2012 to $19,847,229 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2012, net cash flows used in operating activities was a nil ($0). For the fiscal year ended August 31, 2012, net cash flows used in operating activities was a net loss of ($17,230).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended August 31, 2013, net cash from financing activities was $0, and for the fiscal year ended August 31, 2012, net cash from financing activities of $3,000 was a result of a loan from a director. For the period from inception (June 10, 2010) to August 31, 2013, net cash provided by financing activities was $28,000, with $25,000 received from issuances of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

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

GOING CONCERN

The independent auditors' reports accompanying our August 31, 2013 and August 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.
(Formerly Antaga International Corp.)
(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm	F-1 – F-2
Balance Sheets (Audited) as of August 31, 2013 and August 31, 2012	F-3
Statements of Operations (Audited) for the years ended August 31, 2013 and 2012; and the period from inception (June 10, 2009) to August 31, 2013	F-4
Statement of Stockholders’ Equity (Audited) from inception (June 10, 2009) to August 31, 2013	F-5
Statements of Cash Flows (Audited) for the years ended August 31, 2013 and 2012; and the period from inception (June 10, 2009) to August 31, 2012	F-6
Notes to the Audited Financial Statements	F-7 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mix1 Life, Inc. (formerly Antaga International Corp.)
Scottsdale, AZ

We have audited the accompanying balance sheet of Mix1 Life, Inc. (formerly Antaga International Corp.) (a Nevada corporation in the development stage) as of August 31, 2013, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended and for the period from June 10, 2009 (inception) to August 31, 2013. These financial statements are the responsibilityof the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mix1 Life, Inc. (formerly Antaga International Corp.) as of August 31, 2013 and the results of its operations and its cash flows for the year then ended and for the period from June 10, 2009 (inception) to August 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KWCO, PC
KWCO, PC
Odessa, TX 79762
November 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Antaga International Corp
San Diego, California

I have audited the accompanying balance sheet of Antaga International Corp (a development stage company) as of August 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then, and for the period from June 10, 2009 (inception) through August 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Antaga International Corp as of August 31, 2012 and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from June 10, 2009 (inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado
February 14, 2013
Ronald R.Chadwick, P.C
RONALD R. CHADWICK, P.C.

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
BALANCE SHEETS
August 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Ingredient Specifications, Branding, and Other Intangible Assets	19,880,000	-

TOTAL ASSETS	$19,880,000	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,055	$-
Accounts payable - related parties	18,716	-

Total Current Liabilities	32,771	-

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
39,310,000 and 29,310,000 shares issued and outstanding at
August 31, 2013 and 2012, respectively	39,310	29,310
Additional paid-in capital	19,868,690	(1,310)
(Deficit) accumulated during the development stage	(60,771)	(28,000)

Total Shareholders' Equity	19,847,229	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,880,000	$-

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years ended August 31, 2013 and 2012 and
For the Period from June 10, 2009 (Inception) to August 31, 2013

			Period from
			June 10, 2009
			(Inception) to
	2013	2012	August 31, 2013

Operating Expenses
Corporate general and administrative	$32,771	$17,230	$60,771

Loss from Operations	(32,771)	(17,230)	(60,771)

Provision for Income Taxes	-	-	-

Net (Loss)	$(32,771)	$(17,230)	$(60,771)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	29,419,589	29,310,000	-
(Loss) per share	$(0.00)	$(0.00)	-

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from June 10, 2009 (Inception) to August 31, 2013

	Number of Common Shares*	Amount*	Additional Paid-In Capital*	Accumulated Deficit During Development Stage	Total

Balance at Inception-June 10, 2009	-	$-	$-	$-	$-
July 21, 2009 - Common Shares issued for cash at $.001	15,000,000	15,000	(12,500)	-	2,500
August 14, 2009 - Common Shares issued for cash at $.008	4,050,000	4,050	1,350	-	5,400
August 27, 2009 - Common Shares issued for cash at $.01	2,700,000	2,700	1,800	-	4,500
Net loss for the period from June 10, 2009 (Inception) to August 31, 2009	-	-	-	(768)	(768)

Balance as of August 31, 2009	21,750,000	21,750	(9,350)	(768)	11,632
October 2, 2009 - Common Shares issued for cash at $.01	7,560,000	7,560	5,040	-	12,600
Net loss for fiscal year ended August 31, 2010	-	-	-	(1,897)	(1,897)

Balance as of August 31, 2010	29,310,000	29,310	(4,310)	(2,665)	22,335
Net loss for fiscal year ended August 31, 2011	-	-	-	(8,105)	(8,105)

Balance as of August 31, 2011	29,310,000	29,310	(4,310)	(10,770)	14,230
Forgiveness of Debt-Officer Loan	-	-	3,000	-	3,000
Net loss for fiscal year ended August 31, 2012	-	-	-	(17,230)	(17,230)

Balance as of August 31, 2012	29,310,000	29,310	(1,310)	(28,000)	-
August 27, 2013 - Purchase of Mix1 assets	10,000,000	10,000	19,870,000	-	19,880,000
Net loss for fiscal year ended August 31, 2013	-	-	-	(32,771)	(32,771)

Balance as of August 31, 2013	39,310,000	$39,310	$19,868,690	$(60,771)	$19,847,229

*Balances have been restated to reflect an 18:1 forward split effective October 1, 2013 and a reverse split of 1:3 on September 13, 2013

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the Years ended August 31, 2013 and 2012 and
For the Period from June 10, 2009 (Inception) to August 31, 2013

			Period from
			June 10, 2009
			(Inception) to
	2013	2012	August 31, 2013

Cash flows from operating activities:
Net (loss)	$(32,771)	$(17,230)	$(60,771)
Changes in Current Assets and Liabilities
Accounts payable	14,055	-	14,055
Accounts payable - related parties	18,716	-	18,716
Net cash (used) in provided by operating activities	-	(17,230)	(28,000)

Cash flows from financing activities
Loans from Officer	-	3,000	3,000
Sale of common stock	-	-	25,000

Net cash provided by financing activities	-	3,000	28,000

Net increase in cash and cash equivalents	-	(14,230)	-
Cash and cash equivalents, beginning of year	-	14,230	-

Cash and cash equivalents, end of year	$-	$-	$-

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued for purchase of Mix1 assets	$19,880,000	$-	$-
Purchase of Mix1 assets	(19,880,000)	-	-
Forgiveness of debt - Officer	(3,000)	-	-
Forgiveness of debt contributed to capital	3,000	-	-
	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an August 31 fiscal year end.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $60,771 as of August 31, 2013. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from officers/directors and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amount, or amounts and classifications of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Basic Income (Loss) Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At August 31, 2013 and 2012, there were no potential shares of common stock that would have an anti-dilutive effect.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the fiscal years ended August 31, 2013 and 2012.

Intangible Assets

Intangible assets consist of branding, product specification, internet domains and customer/vendor/supplier lists and distribution lists and are stated at the appraised value which approximates cost. Intangible assets are amortized on a straight-line basis over the remaining useful lives which are estimated to be 3 to 7 years.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended August 31, 2013, the Company recorded no impairment of its assets as the assets were acquired and valued on August 27, 2013. Prior to August 27, 2013, the Company had no long-lived assets

Use of Estimates

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and required expanded disclosures regarding fair value measurements. ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.

ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices, such a quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated.

Level 3: Unobservable imputes that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of accounts payable approximates its carrying amount due to the short maturity of this instrument. At August 31, 2013 and 2012, the Company did not have any other financial instruments.

Revenue Recognition

The Company recognizes revenue in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires 1) evidence of an agreement, 2) delivery of the product or services had occurred, 3) at a fixed or determinable price, and 4) assurance of collection within a reasonable period of time.

The Company has recorded no revenue since its inception.

Concentration of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents. The Company minimizes it credit risks associated with cash by periodically evaluating the credit quality of its primary financial institutions.

Development Stage Company

The Company is considered a development stage company as defined by FASB Accounting Standards Codification ASC 915, and the accompanying financial statements have been prepared accordingly.

A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues. The Company has been in the development stage since inception (June 10, 2009).

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of this issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

NOTE 2 – ASSET PURCHASE

On August 27, 2013, the Company entered into an Definitive Agreement with MixI LLC, an Arizona corporation, under which the Company acquired 100% of certain assets owned by MixI LLC in exchange for Ten Million (10,000,000), post reverse, newly issued shares of common stock of the Company.

NOTE 3 – COMMON STOCK

At August 31, 2013 and 2012, the Company had 100,000,000 common shares authorized with a par value of $ 0.001 per share.

On August 27, 2013, the Company issued 10,000,000 post-split common shares to the shareholders of Mix1 LLC for the purpose of purchasing certain assets of Mix1 LLC.

On October 1, 2012, the Company affected an 18:1 forward stock split and a 1:3 reverse stock split on September 13, 2013. These financial statements have been restated to reflect the effect of both stock splits on the common stock issued.

On July 21, 2009, the Company issued 15,000,000 post-split shares of its common stock at $0.001 per share for total proceeds of $2,500. On August 14, 2009, the Company issued 4,050,000 post-split shares of its common stock at $0.008 per share for total proceeds of $5,400. On August 27, 2009, the Company issued 2,700,000 post-split shares of its common stock at $0.014 per share for total proceeds of $4,500. On October 2, 2009, the Company issued 7,560,000 post-split shares of its common stock at $0.01 per share for total proceeds of $12,600.

Total shares outstanding as of August 31, 2013 and 2012 were 39,310,000 and 29,310,000, respectively.

NOTE 4 – INCOME TAXES

As of August 31, 2013, the Company had a net operating loss carry forward of $60,771, which may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of August 31, 2013, the Company owed $18,716 to two officers/directors for expenses they incurred on behalf of the Company.

During the fiscal year ended August 31, 2012, an officer/director loaned the Company $3,000 which was later forgiven and recorded as contributed capital to the Company.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		August 31 ,
	Life	2013	2012
Mix1 Brand	3-7	$7,850,000	$-
Mix1 Product	3-7	$4,030,000	$-
Customer List & Distribution	3-7	$8,000,000	$-

NOTE 7 – SUBSEQUENT EVENTS

On September 5, 2013 the Company changed its name to Mix 1 Life, Inc. The change became effective on October 7, 2013. To reflect the name change the Company changed its trading symbol to MIXX which became effective on October 27, 2013.

On September 5, 2013 the Company effectuated a 3-to-1 reverse stock split of the common stock of the Company, with fractional shares rounded up to the next full share (the "Reverse Stock Split"). The change became effective on October 7, 2013.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 30, 2013, Ronald R. Chadwick, P.C., Certified Public Accountant (“Chadwick”) resigned as Antaga International Corp’s (the “Company”) independent registered public accounting firm.

On October 1, 2013, upon the authorization and approval of the board of directors, the Company engaged KWCO, PC and Certified Public Accountants (“KWCO”) as its independent registered public accounting firm.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate cash controls – As of August 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3. We did not implement appropriate information technology controls – As at August 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
Cameron Robb 10575 N. 114th Street, Suite 3, Scottsdale, AZ	43	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Effective August 28, 2013 Cameron Robb was appointed as the President and a Director of the Company as well as Chief Financial Officer, Secretary, Treasurer, principal financial officer, and principal accounting officer.

Cameron Robb, aged 43, has over 25 years of true entrepreneurial business experience. He has worked as a management consultant for a variety of companies in diversified industries, including Entertainment, Technology, and Consumer Products. The consulting services he has provided were at an executive level for both private and publicly held companies reporting on the NYSE and on the OTCBB. Cameron has worked with nationwide sports licensing companies representing such licenses as, NFL®, NBA®, NHL®, BASS®, NBR®, MLB®, PGA®, LPGA®, WWF® and NASCAR®. In addition, Cameron has sold product and work directly with independent retailers and various mass-market big box chains across North America and Europe. Prior to consulting Cameron held the position of CEO/President and Co-Founder of a North American entertainment and licensing company. He was instrumental in developing the company’s brand and business over an eight-year period.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on June 10, 2009 to August 31, 2013 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cameron Robb, CEO and CFO *	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Juan Tellez *	2013	0	0	0	0	0	0	0	0
Mark Zouvas*	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
__________
* Cameron Robb was appointed Sole Officer and Director as of August 28, 2013.
* Juan Tellez resigned as Sole Officer and Director effective August 28, 2013.
* Mark Zouvas resigned as Sole Officer and Director of the Company on May 6, 2013.

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

Effective August 28, 2013, Juan Tellez resigned from the following positions with the Company, including, but not limited to that of Chief Financial Officer, Secretary, Treasurer, principal financial officer, and principal accounting officer. Mr. Tellez will remain as a member of the Board of Directors. The resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective August 28, 2013 Cameron Robb was appointed as the President and a Director of the Company as well as Chief Financial Officer, Secretary, Treasurer, principal financial officer, and principal accounting officer.

Cameron Robb, aged 43, has over 25 years of true entrepreneurial business experience. He has worked as a management consultant for a variety of companies in diversified industries, including Entertainment, Technology, and Consumer Products. The consulting services he has provided were at an executive level for both private and publicly held companies reporting on the NYSE and on the OTCBB. Cameron has worked with nationwide sports licensing companies representing such licenses as, NFL®, NBA®, NHL®, BASS®, NBR®, MLB®, PGA®, LPGA®, WWF® and NASCAR®. In addition, Cameron has sold product and work directly with independent retailers and various mass-market big box chains across North America and Europe. Prior to consulting Cameron held the position of CEO/President and Co-Founder of a North American entertainment and licensing company. He was instrumental in developing the company’s brand and business over an eight-year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of August 31, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Juan Tellez	15,000,000 shares	38.1%
Common Stock	MixI LLC	10,000,000 shares	25.4%

The percent of class is based on 39,310,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its independent certified public accountants;

	For the Year Ended December 31,
	2013	2012
Audit Fees	$10,000	$4,950
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$10,000	$4,950

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

MIX 1 LIFE, INC.

Dated: November 21, 2013	By:	/s/ Cameron Robb
Cameron Robb, President and Chief Executive Officer and Chief Financial Officer