Form 10-Q
period 2013-11-30
MIX 1 LIFE, INC.
filed 2014-01-09
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	EIN 68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

10575 N. 114th Street, Suite 3
Scottsdale, AZ 85259
480-344-7770
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

As of November 30, 2013, the registrant had 39,482,500 shares of common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that reflect the views of the management of the Company with respect to certain future events. Forward-looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described under Risk Factors set forth in Part I, Item 1A of our Form 10-K for the fiscal year ended August 31, 2013 filed on November 21, 2013.

You are cautioned not to place undue reliance on forward-looking statements. You are also urged to review and consider carefully the various disclosures made in the Company’s other filings with the Securities and Exchange Commission (“SEC”), including amendments to those filings, if any. Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

INDEX TO FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Balance Sheets as of November 30, 2013 (unaudited) and August 31, 2013 (audited)	F-1

Statements of Operations (unaudited) for the three months ended November 30, 2013 and 2012; and the period from inception (June 10, 2009) to November 30, 2013	F-2

Statements of Cash Flows (unaudited) for the three month period ended November 30, 2013 and 2012; and the period from inception (June 10, 2009) to November 30, 2013	F-3

Notes to the unaudited Financial Statements	F-4

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
BALANCE SHEETS

	November 30,	August 31,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,007	$-

Total Current Assets	20,007	-

Ingredient Specifications, Branding, and Other Intangible assets	19,880,000	19,880,000

TOTAL ASSETS	$19,900,007	$19,880,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,055	$14,055
Accounts payable - related parties	108,442	18,716
Officer Loan	22,600	-

Total Current Liabilities	145,097	32,771

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
39,482,500 and 39,310,000 shares issued and outstanding at
November 30, 2013 and 2012, respectively	39,482	39,310
Additional paid-in capital	20,074,018	19,868,690
(Deficit) accumulated during the development stage	(358,590)	(60,771)

Total Shareholders' Equity	19,754,910	19,847,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,900,007	$19,880,000

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three months ended November 30, 2013 and 2012 and
For the Period from June 10, 2009 (Inception) to November 30, 2013
(Unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Period from June 10, 2009 (Inception) to November 30,
	2013	2012	2013

Operating Expenses
Corporate general and administrative	$297,819	$4,300	$358,590

Loss from Operations	(297,819)	(4,300)	(358,590)

Provision for Income Taxes	-	-	-

Net (Loss)	$(297,819)	$(4,300)	$(358,590)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	39,313,654	29,310,000
(Loss) per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the three months ended November 30, 2013 and 2012 and
For the Period from June 10, 2009 (Inception) to November 30, 2013
(Unaudited)

	Three Months Ended November 30,	Three Months Ended November 30,	Period from June 10, 2009 (Inception) to November 30,
	2013	2012	2013

Cash flows from operating activities:
Net (loss)	$(297,819)	$(4,300)	$(358,590)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	101,500	-	101,500
Common stock issued for officers' and directors' fees	84,000	-	84,000
Changes in Current Assets and Liabilities
Accounts payable	-	4,300	-
Accounts payable - related parties	89,726	-	122,497
Net cash (used) in by operating activities	(22,593)	-	(50,593)

Cash flows from financing activities
Loans from Officer	22,600	-	25,600
Sale of common stock	20,000	-	45,000

Net cash provided by financing activities	42,600	-	70,600

Net increase in cash and cash equivalents	20,007	-	20,007
Cash and cash equivalents, beginning of year	-	-	-

Cash and cash equivalents, end of year	$20,007	$-	$20,007

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued for purchase of Mix1 assets	$-	$-	$19,880,000
Purchase of Mix1 assets	-	-	(19,880,000)
Forgiveness of debt - Officer	-	-	(3,000)
Forgiveness of debt contributed to capital	-	-	3,000
	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2013 and 2012 (unaudited)

Note 1 – Nature of Operations

Mix1 Life, Inc. (formerly Antaga International Corp) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on its 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended August 31, 2013, as reported in the Form 10-K, have been omitted.

There financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has limited cash and, as yet, has not generated any revenues, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from investors and/or issuance of common shares.

Note 2 – Related Party Transactions

On November 27, 2013 Cameron Robb was issued 60,000 shares of common stock for his services as an officer and director.

Note 3 – Reverse Stock Split

On September 5, 2013 the Company effectuated a 3-to-1 reverse stock split of the common stock of the Company, with fractional shares rounded up to the next full share (the "Reverse Stock Split"). The change became effective on October 7, 2013.

Note 4 – Subsequent Events

On December 23, 2013 Juan Tellez, former officer and director of the Company sold 2,500,000 shares of his position to Cameron Robb, another 2,500,000, shares to Mix Development Company LLC and returned his remaining 10,000,000 shares to treasury.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report Form 10-Q contains forward-looking statements that reflect the views of the management of the Company with respect to certain future events. Forward-looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “should,” “may,” “will,” “believes,” “anticipates,” “intends,” “plans,” “seeks,” “estimates” and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

You are cautioned not to place undue reliance on forward-looking statements. You are also urged to review and consider carefully the various disclosures made in the Company’s other filings with the Securities and Exchange Commission, including any amendments to those filings. Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED NOVEMBER 30, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2012.

Operating and Net Loss

Net loss for the three month period ended November 30, 2013 was $297,819 compared to a net loss of $4,300 during the three month period ended November 30, 2012. During the three month period ended November 30, 2013, the Company did not generate any revenue.

Operating expenses for the three month period ended November 30, 2013 were $297,819 and is comprised of officer and director fees, professional fees, and corporate general and administrative expenses. Operating expenses for the three month period ended November 30, 2012 were $4,300 comprised of professional fees and, corporate general and administrative expenses.

Our net Loss per share for the three month period ended November 30, 2013 was ($0.01) per share and for the three months ended November 30, 2012 was ($0.00). The weighted average number of shares outstanding was 39,313,654 for the three month period ended November 30, 2013 and 29,310,000 for the three month period ended November 30, 2012.

Financial Condition

As of November 30, 2013, our total assets were $19,900,007 as compared to $19,880,000 as of August 31, 2013, and our total liabilities as of November 30, 2013 were $145,097 as compared to $32,771 as of August 31, 2013.

As of November 30, 2013 the Company’s cash balance was $20,007compared to $0.00 as August 31, 2013.

Stockholders’ equity was $19,754,910 as of November 30, 2013 as compared to $19,847,229 as of August 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2013, net cash flows used in operating activities was ($22,593). For the three month period ended November 30, 2012, net cash flows used in operating activities was nil ($0).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended November 30, 2013, there was $22,600 cash generated from loans from officer and $20,000 cash generated for the sale of common stock. For the period from inception (June 10, 2010) to November 30, 2013, net cash provided by financing activities was $70,600 with $45,000 received from issuances of common stock and 25,600 cash generated from loans from officer.

Liquidity and Capital Resourses

As of November 30, 2013 the Company’s cash balance was $20,007 compared to $0.00 as August 31, 2013.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on commercial acceptable terms, if at all, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended August 31, 2013.

Some of the accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of our assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgment and assumptions we use are based on historical experience and other factors that we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates and could materially affect the carrying values of our assets and liabilities and our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of November 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at November 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2013, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 27, 2013, 132,500 shares were issued for services performed to several individual for services performed, at $.50 per share.

On November 29, 2013, 40,000 shares issued pursuant to a stock Purchase Agreement dated November 26, 2013 at $.50 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

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

MIX1 Life, Inc.

Dated: January 8, 2014	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer and Chief Financial Officer