Form 10-Q
period 2014-02-28
MIX 1 LIFE, INC.
filed 2014-04-14
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	EIN 68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

16413 North 66th St. Suite C135
Scottsdale, AZ 85260
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

As of February 28, 2014, the registrant had 39,482,500 shares of common stock issued and outstanding.

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

INDEX TO FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Balance Sheets as of February 28, 2014 (unaudited) and August 31, 2013 (audited)	F-1

Statements of Operations (unaudited) for the three months and six month ended February 28, 2014 and 2013; and the period from inception (June 10, 2009) to February 28, 2014	F-2

Statements of Cash Flows (unaudited) for the six month period ended February 28, 2014 and 2013; and the period from inception (June 10, 2009) to February 28, 2014	F-3

Notes to the unaudited Financial Statements	F-4

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
BALANCE SHEETS
	February 28,	August 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$354,377	$-
Other current Assets	44,070	-

Total Current Assets	398,447	-

Fixed Assets	5,788	-
Ingredient Specifications, Branding, and Other Intangible assets	19,880,000	19,880,000

TOTAL ASSETS	$20,284,235	$19,880,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$82,378	$14,055
Accounts payable - related parties	43,068	18,716
Officer Loan	4,567
Convertible Note Payable	500,000	-

Total Current Liabilities	630,013	32,771

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
30,279,060 and 39,310,000 shares issued and outstanding at
February 28, 2014 and August 31, 2013 respectively	30,279	39,310
Additional paid-in capital	20,860,781	19,868,690
(Deficit) accumulated during the development stage	(1,236,838)	(60,771)

Total Shareholders' Equity	19,654,222	19,847,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,284,235	$19,880,000

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and six months ended February 28, 2014 and 2013 and
For the Period from June 10, 2009 (Inception) to February 28, 2014
(Unaudited)

	Three month ending February 28,	Three month ending February 28,	Six month ending February 28,	Six month Ending February 28,	Period from June 10, 2009 (Inception) to February 28,
	2014	2013	2014	2013	2014
Operating Expenses
Corporate general and administrative	$475,851	$1,295	$773,670	$14,100	$834,442

Loss from Operations	(475,851)	(1,295)	(773,670)	(14,100)	(834,442)

Other (Expenses)
Interest expense	(402,396)	-	(402,396)	-	(402,396)

Loss before income taxes	(878,247)	(1,295)	(1,176,066)	(14,100)	(1,236,838)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(878,247)	$(1,295)	$(1,176,066)	$(14,100)	$(1,236,838)

(Loss) per share
Basic and fully diluted:
Weighted average number of
shares outstanding	39,541,351	29,310,000	39,426,873	29,310,000
(Loss) per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)	-

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the six months ended February 28, 2014 and 2013 and
For the Period from June 10, 2009 (Inception) to February 28, 2014 (unaudited)

			Period from
			June 10, 2009
			(Inception) to
	2014	2013	February 28, 2014
Cash flows from operating activities:
Net (loss)	$(1,176,066)	$(14,100)	$(1,236,838)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Common stock issued for services	194,780	-	194,780
Common stock issued for officers' and directors' fees	114,000	-	114,000
Commission paid for equity raise	(12,000)	-	(12,000)
Convertible note loan fees	194,445	-	194,445
Valuation of warrants on convertible debt	196,835	-	196,835
Changes in Current Assets and Liabilities
Other current assets	(44,070)	-	(44,070)
Accounts payable	68,322	-	82,378
Accounts payable - related parties	24,352	-	43,068
Net cash (used) in operating activities	(439,402)	(14,100)	(467,402)

Cash flows from investing activities:
Purchase of office equipment	(5,788)	-	(5,788)

Net cash provided by (used in) investing activities	(5,788)	-	(5,788)

Cash flows from financing activities
Loans from Officer	30,400	-	33,400
Repayments to officer	(25,833)	-	(25,833)
Convertible Note proceeds	500,000	-	500,000
Sale of common stock	295,000	-	320,000

Net cash provided by financing activities	799,567	-	827,567

Net increase in cash and cash equivalents	354,377	(14,100)	354,377
Cash and cash equivalents, beginning of year	-	14,230	-

Cash and cash equivalents, end of year	$354,377	$130	$354,377
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$3 ,617	$-	$3,617
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued for purchase of Mix1 assets	$-	$-	$19,880,000
Purchase of Mix1 assets	-	-	(19,880,000)
Forgiveness of debt - Officer	-	-	(3,000)
Forgiveness of debt contributed to capital	-	-	3,000
Cancellation of Common Stock	(10,000)	-	(10,000)
Cancellation of Common Stock - Paid in Capital	10,000	-	10,000
	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Note 1 – Nature of Operations

Mix1 Life, Inc. (formerly Antaga International Corp) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” We are in the business of formulation and distribution of natural ingredient nutritional products designed to have a positive effect on health, wellbeing and improve physical and mental performance. On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has limited cash and, as yet, has not generated any revenues, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from investors and/or issuance of common shares.

Note 2 – Stock Transactions

During the six months ending February 28, 2014, the Company sold 590,000 shares of its common stock in a private placement for $0.50 per share. The Company cancelled 10,000,000 shares of its common stock that was returned by a former chief executive officer.

Note 3 – Convertible Note

During the quarter the Company entered into a convertible debt agreement with Mill City Ventures for $500,000. Terms of this deal include annual interest rate of 12%, the option to beneficially convert debt into equity was valued at $194,445 or $0.36 per share, and 1,600,000 warrants. The warrants were valued using the Black Scholes valuation method at $196,835.

Note 4 – Subsequent Events

We have evaluated events and transactions after the balance sheet date to the date these financials statements were released for filing. We did not have any material subsequent events that would require disclosure in these financial statements.

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

GENERAL

Corporate History

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. We are in the business of formulation and distribution of nutritional supplements which are designed to have a positive effect on health, wellbeing and improve physical and mental performance. On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

On September 5, 2013 the Company changed its name to Mix 1 Life, Inc. The change became effective on October 7, 2013. To reflect the name change the Company changed its trading symbol to MIXX which became effective on October 27, 2013.

Business Overview

Mix 1 is an emerging beverage and nutritional supplements company currently with a product line of natural, ready-to-drink protein shakes. Our shakes offer a complete and balanced macronutrient mix and are intended to be consumed as a post work out, snack replacement, meal supplement or a meal replacement. Mix 1 beverages have a high protein content (on average 26 grams per serving) and are unique due to their fruit-based flavors, relatively low calorie count and superior taste. Our shakes have a twelve month shelf life with no need for refrigeration and are currently served in a twelve ounce PET bottle.

Mix 1 has been an established brand with a passionate and loyal customer base since 2005. However, for a number of non-financial reasons, the production and sale of Mix 1 products ceased in 2013. On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014. In the last six months, we have re-formulated and re-packaged three shake flavors (Blueberry Vanilla, Strawberry Banana and Chocolate) to strengthen our mass consumer appeal. We have also partnered with a specialty food and beverage producer for the production of our first three (low acid) flavors.

Our first commercial production run is in April 2014, and we are currently using the resulting product to begin to sell into a targeted set of retailers in the western United States. We plan to spend the second half of 2014 getting the Mix 1 brand back into circulation (via distributors) in many of the stores where it has previously been sold, and we expect to see significant brand uptake beginning in 2015 as we expand our sales reach and marketing effort.

Our natural, high-protein shakes will benefit from two large and sustainable food and beverage trends: natural/organic and non-meat protein consumption. The natural/organic market in the U.S. is currently $50 billion, and it is expected to grow at over 10% per year for the next decade, per the Nutrition Business Journal. Mintel claims that protein use in meal replacement and sports beverages has posted 37% growth in the past five years, and Euromonitor expects the U.S. ready-to-drink protein beverage category to grow at a 6.8% CAGR through 2015. Nearly half (46%) of all meal-replacement users in the U.S. state that high-protein is a primary selection attribute.

Our protein shakes differ from other products on the market due to our innovative fruit-based flavors and the use of natural ingredients. Our 99% lactose-free formulations are thick and creamy, which appeals to consumers using the product as a meal replacement. Additionally, we have worked to eliminate the “chalky” aftertaste that typically accompanies drinks that are high in protein, all while keeping the calorie count low (230-240 per twelve ounce serving). We believe that these unique product attributes will not only increase our market share, they will bring a new segment of consumer into the category.

We plan to grow the Mix 1 brand well beyond our three current SKUs. Later in 2014, we will introduce additional ready-to-drink protein shake flavors. We will also add a multi-pack for sale in the grocery, club and mass channels. We are also working with one of the largest domestic protein supplier, on formulations for innovative protein powders.

Due to the fact that we own the formulas, trademarks, and formulations, Mix 1 plans on licensing and marketing its products outside of North America. While the U.S. is currently the largest market for protein drinks, the category is growing rapidly around the world. We have seen particularly strong interest in the Mix 1 brand from a number of strategic and financial groups in Asian countries, namely China, Japan, Singapore and South Korea, as well as Europe. After establishing a strong domestic brand presence, we plan to pursue international growth via either direct distribution, royalty, or JV structure.

Since 2005, Mix 1 has worked to create a strong lifestyle beverage brand with highly engaged, passionate users. Our presence is particularly strong in Colorado and Southern California, areas where we previously had our strongest sales volumes. Today, passion for Mix 1 remains robust – we have approximately 20,000 Facebook fans and 6,000 Twitter followers, and we receive regular email and phone requests from prior Mix 1 users who can’t wait for the product to return to shelves.

Our product was formulated after conducting extensive market research and has been tailored to appeal to a wide range of consumers. Our three initial flavors are all low in acidity, which makes a shelf-stable product more difficult to achieve, especially using a PET bottle (as opposed to a tetra pack). Production would not be possible without our partnership with one of few food and beverage producers that specializes in low acid products.

Our current product line consists of three all-natural protein shakes: Blueberry Vanilla, Strawberry Banana and Chocolate. All of our shakes are low-fat, 99% lactose-free and made with non-GMO ingredients. A single-serve twelve ounce bottle ranges from 230 to 240 calories and contains on average 26 grams of milk isolate protein. Our shakes provide 19 essential vitamins and minerals, including 70% of the recommended amount of daily calcium. The product is sweetened from only natural sugar and stevia, and the only fat in our products is a small amount of sunflower oil. We have five additional formulations that we plan to bring to market in late 2014/early 2015, including Mixed Berry.

Our target customer is the rapidly growing segment of men and women ages 24 to 49 that are focused on living a healthy lifestyle. Many of these individuals make fitness a priority and aspire to consume natural and organic foods. They view Mix 1’s natural ingredient list and fruit flavors as key differentiating factors in the protein drink category, which separates us from our primary competitors and will also attract new customers to the category. More so than other ready-to-drink protein shakes, Mix 1 shakes are consumed as a meal replacement for breakfast or lunch, making the product a routine purchase. This repeat consumption pattern drives recurring revenue and customer passion, which will enable us to ultimately become a “lifestyle” beverage brand.

We have a strong brand that evokes passion, which is evidenced by our active Facebook fans and Twitter followers. We plan to continue to support the Mix 1 brand by engaging in traditional and digital advertising, promotions, in-store sampling and displays, contests and other exciting outreach and events. While our marketing budget is modest in 2014, we recognize the requirement for lifestyle beverage brands to spend on customer engagement, and we have included this expense in our financial projections.

Mix1’s mission:

“Create products with natural, high-quality ingredients that are truly functional. We believe natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people’s lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix1. Never again should you need to miss getting the necessary nutrients because you were too busy to eat. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day.”

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED NOVEMBER 30, 2013 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2012.

Operating and Net Loss

THREE and SIX MONTH PERIOD ENDED February 28, 2014 COMPARED TO THE THREE and SIX MONTH PERIOD ENDED February 29, 2013.Our net loss for the three and six month periods ended February 28, 2014 were $878,247 and $1,176,066 respectively compared to a net loss of $1,295 and $14,100 respectively during the three and six month periods ended February 28, 2013. The Company did not generate any revenue.

During the three and six month periods ended February 28, 2014, we incurred general and administrative expenses of $475,851 and $773,670 respectively compared to $1,295 and $14,100 respectively incurred during the three and six month periods ended February 28, 2013. The expenses incurred during the six month period ended February 28, 2014 consisted of noncash expenses for services of $194,780, noncash expenses for corporate payroll $114,000, professional fees of 52,927 compared to $8,600 of professional fees for the six month period ended February 28, 2013.

The weighted average number of shares outstanding was 39,541,351 and 39,426,873, respectively for the three and six month periods ended February 28, 2014 and 29,310,000 for February 29, 2013.

Financial Condition

As of February 28, 2014, our total assets were $20,284,235 as compared to $19,880,000 as of August 31, 2013, and our total liabilities as of February 28, 2014 were $630,013 as compared to $32,771 as of August 31, 2013.

As of February 28, 2014 the Company’s cash balance was $354,377 compared to $0.00 as August 31, 2013.

Stockholders’ equity was $19,654,222 as of February 28, 2014 as compared to $19,847,229 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2014, net cash flows used in operating activities was ($439,402). For the six month period ended February 28, 2013, net cash flows used in operating activities was ($14,100).

Cash Flows from Investing Activities

For the six month period ended February 28, 2014, net cash flows used in investing activities was ($5,788). For the six month period ended February 28, 2013, net cash flows used in investing activities was ($0.00).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended February 28, 2014, there was $4,567 cash generated from loans from officer, $295,000 cash generated for the sale of common stock and 500,000 proceeds from debt. For the period from inception (June 10, 2009) to February 28, 2014, net cash provided by financing activities was $500,000 from debt, $320,000 received from issuances of common stock and 7,567 cash generated from loans from officer.

Liquidity and Capital Resources

As of February 28, 2014 the Company’s cash balance was $354,377 compared to $0.00 as August 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of February 28, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at February 28, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2014, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the quarter ending February 28, 2014, 246,560 shares were issued for services performed to several individuals, at $.50 per share.

For the quarter ending February 28, 2014, 550,000 shares issued pursuant to a stock Purchase Agreement at $.50 per share to several individuals.

On December 23, 2013, 10,000,000 shares of Juan Pablo Tellez, a former executive were returned and cancelled.

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
______________
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

MIX1 Life, Inc.

Dated: April 11, 2014	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer and Chief Financial Officer