Form 10-Q/A
period 2014-02-28
MIX 1 LIFE, INC.
filed 2014-04-15
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  Amendment No. 1 to
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

As of February 28, 2014, the registrant had 29,614,060 shares of common stock issued and outstanding.

  EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to correct the number shares represented on the front page as issued and outstanding as of February 28, 2014.  No other changes have been made to the Form 10-Q, as originally filed on April 14, 2014.

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

MIX 1 Life, Inc.

Dated: April 15, 2014	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer and Chief Financial Officer