Form 10-Q/A
period 2014-02-28
MIX 1 LIFE, INC.
filed 2014-04-30
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Amendment No.  2 to
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	EIN 68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

16413 North 91st St. Suite C135
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

 EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q is being filed solely to add Risk Factors under Part II, Item 1A . No other changes have been made to the Form 10-Q as originally filed on April 14, 2014 and amended on April 15, 2014 .

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described herein under Risk Factors set forth in Part  II , Item 1A.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The Company has a limited operating history and no revenues from operations.

The Company is a development stage company and, therefore, the Company is subject to many risks common to enterprises with limited operating histories, including potential under-capitalization, limitations with respect to personnel, financial and other resources, and limited revenue sources. The Company’s ability to successfully generate sufficient revenues from operations is dependent on a number of factors, including the availability of funds to fund its current and anticipated operations. There can be no assurance that the Company will not encounter setbacks with the on-going development and implementation of its business strategy, or that funding will be sufficient to allow it to fully execute its business plan.  The inability to raise sufficient funds, either through equity or debt financing, would materially impair the Company’s ability to generate revenues. Further, as a result of the recent volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing and similar type transactions, it could be difficult for the Company to obtain funding to allow it to continue its business operations.

We have not been profitable in our operations and may never achieve profitability required to sustain our operations.

Since inception to February 28, 2014, the Company has generated no revenue but has incurred $834,442 in operating expenses.  In the foreseeable future, we expect to continue to incur significant operating losses and to not be profitable. No assurance can be given that we can ever achieve profitability. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our current cash holdings are insufficient to meet our cash requirements. Accordingly, we will need to raise additional capital to continue our business and if we are unable to do so, we will be forced to delay, reduce or cease our operations.

Our current cash and cash equivalents are insufficient to meet our anticipated cash requirements. At February 28, 2014, we had $354,377 in cash.  We will need to raise additional capital immediately to continue our business operations.  We cannot be certain that we will be able to raise sufficient capital or that our actual cash requirements will not be greater than anticipated.  Further, financing opportunities may not be available to us, or if available, may not be available on favorable terms. The availability of financing opportunities will depend on various factors, such as market conditions and our financial condition and outlook. In addition, if we raise additional funds, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.  If we are unable to obtain financing on terms favorable to us, or at all, we will be unable to continue operations.

We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate .

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. Since inception to February 28, 2014, the Company has incurred losses resulting in an accumulated deficit of $1,236,838.  The “going concern” opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, our ability to continue our operations will be significantly impaired. As a result we may have to liquidate our business and investors may lose their investments. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

The Company depends on outside suppliers, with whom the Company has no long-term contracts, to supply the ingredients for all of our products.  Accordingly, we may not be able to obtain adequate supplies of ingredients for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability.

The Company purchases all of its raw materials for the manufacture of its products from third-party suppliers, with whom the Company has no long-term agreements.  Any of our suppliers could discontinue selling to the Company at any time. Although the Company believes that it could establish alternate sources for most of these ingredients, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. The Company is also subject to delays, disruptions or other conditions not within its control. The Company acquires some ingredients from suppliers outside of the United States. The purchase of these ingredients is subject to risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. These factors could result in a delay in or disruption of the supply of certain raw materials. Any significant delay in or disruption of the supply of raw materials could have a material adverse effect on the Company’s business.

We are heavily dependent on a single third party for the manufacturing, bottling and packaging of our products.  Our business, results of operations and financial condition could be seriously harmed if there are changes to the services they provide or if they are not able to satisfy our production demands.

We outsource the manufacturing, bottling and packaging of our products to a single third party with whom we have no long-term contracts.  This third party does not work exclusively for the Company and may be limited in their ability to meet our production needs on our timeline, which could cause serious delays and disruptions to our business.  Further, given the highly competitive nature of the beverage industry, this third party could increase our costs without warning, limit their services to us or terminate their relationship with us altogether, at any time, which would severely disrupt our business and force us to seek alternatives.  We may not be able to locate other third parties on favorable terms, or at all.   If any of these events were to occur, our business, results of operations and financial condition could be seriously harmed.

Disruption in our distribution channels could have an adverse impact on our business, results of operations and financial condition.

Our ability to sell our products to distributors or directly to retailers is critical to our success. We believe that our existing distribution channels are adequate to sell our products, however, we have no long-term contracts with these distributors or retailers and they could terminate their relationships with us at any time which would disrupt our business and force us to look for new strategic relationships.  We believe that there are several alternative distributors and retailers with whom we could establish strategic relationships, however, we may spend considerable amounts of time, money and resources establishing these relationships which could divert management’s attention and disrupt our business.  Any disruption in our business could have an adverse impact on our results of operations and financial condition.

Demand for our products may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market future products effectively.

We operate in a highly competitive market and rely on demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and consumers. We are highly dependent upon consumer perception of the safety and quality of our products and the ingredients they contain, as well as similar products distributed by other companies. Consumer perception of products and the ingredients they contain can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. Any significant changes in consumer preferences or any inability on our part to anticipate or react to such changes could result in reduced demand for our products and erosion of our competitive position. Our success depends on our ability to respond to consumer trends, including concerns of consumers regarding health and wellness, obesity, product attributes and ingredients. In addition, changes in consumer demographics could result in reduced demand for our products. Consumer preferences may shift due to a variety of factors, including changes in social trends or negative publicity resulting from regulatory action or litigation against companies in the beverage industry. Any of these changes may reduce consumers’ willingness to purchase our products.

Our success is dependent on our product innovation, including maintaining a robust pipeline of new products, and the effectiveness of advertising campaigns and marketing programs.

While we intend to continuously improve and re-develop our products and devote significant resources to develop new products, there can be no assurance that we will successful in creating these products that will appeal to consumers, or to effectively execute advertising campaigns and marketing programs.  Failure to successfully develop or launch new products or variants of our existing products could decrease consumer demand for our products by negatively affecting consumer perception of our brand.

The sale of ingested products involves product liability and other risks which could materially harm the Company’s brand name.

The Company faces an inherent risk of exposure to product liability claims if the use of its products results in illness or injury. The products that the Company sells in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on the Company’s business as existing insurance coverage may not be adequate. Distributors of vitamins, nutritional supplements and minerals, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of the Company’s insurance coverage would harm the Company by adding costs to its business and by diverting the attention of management from the operation of its business. The Company may also be subject to claims that its products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for the Company and reduce its revenue. In addition, the products the Company distributes, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect the Company’s brand and may result in decreased product sales and, as a result, lower revenues and profits.

In addition, third-party manufacturers produce many of the products we sell. We rely on these manufacturers to ensure the integrity of their ingredients and formulations. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Although our purchase agreements with our third-party vendors typically require the vendor to indemnify us to the extent of any such claims, any such indemnification is limited by its terms. Moreover, as a practical matter, any such indemnification is dependent on the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may be unable to obtain full recovery from the insurer or any indemnifying third-party in respect of any claims against us in connection with products manufactured by such third-party.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain products. If these types of requirements become applicable to the Company’s products under current or future environmental or health laws or regulations, they may inhibit sales of such products.

We may experience product recalls, which could reduce our sales and margin and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. Any recall, withdrawal or seizure of any of the products we formulate, manufacture or sell would require significant management attention, would likely result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our brands and decrease demand for our products and the market price of our common stock.

As is common in our industry, we rely on our third-party vendors to ensure that the products they manufacture and sell to us comply with all applicable regulatory and legislative requirements as well as the integrity of ingredients and proper formulation. In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products, and materially and adversely affect the market price of our common stock. In addition, the failure of such products to comply with the representations and warranties regarding such products we receive from our third-party vendors, including compliance with applicable regulatory and legislative requirements, could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operation.

Regulations or legislation governing beverage production and marketing could adversely affect our business.

The production and marketing of beverages is highly regulated by a variety of federal, state and other governmental agencies.   Currently, we believe we are in compliance with such regulations.  However, new or increased government regulation of the beverage industry, including but not limited to areas related to safety, chemical composition, production processes, traceability, product quality, packaging, labeling, promotions, marketing, and advertising, product recalls, records, storage and distribution could adversely impact our results of operations by increasing production costs or restricting our methods of operation and distribution.

If we are able to increase our business operations, we may not be able to effectively manage future growth, which may have a material adverse effect on our future operating results.

We anticipate that our future growth, if any, will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success of our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. Further, our operational, administrative, financial and legal procedures and controls would need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management from our business. Our future success will depend substantially on the ability of our management to manage growth. If we are unable to anticipate or manage our future growth effectively, our future operating results could be adversely affected.

We operate in a highly competitive industry and may not be able to withstand competitive pressures, which may adversely impact our business.

The sale of our products is subject to significant competition in the beverage industry and is highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased price competition for those products as more participants enter the market. We may not be able to compete effectively and our attempts to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects. Many of our competitors are significantly larger than us, have greater resources, and enjoy greater brand recognition than we do.  Significant competition increases the possibility that we could lose one or more of our major customers, lose existing product offerings at retail locations, lose market share and/or shelf space, increase expenditures or reduce selling prices, all of which could have an adverse impact on our business or results of operations.

We may be unsuccessful in implementing our planned international expansion, which could significantly increase our operating expenses, impair the value of our brand, harm our business and negatively affect our results of operations.

Our business strategy is dependent in part on our ability to distribute our products internationally.  Expansion into international markets increases the level of regulatory issues that we must comply with, particularly in relation to the registration and taxation of our products in foreign markets.  These compliance issues may prevent us from being profitable internationally.  Additionally, our planned expansion may place increased demands on our operational, managerial and administrative resources and these increased demands may cause the Company to operate its business less efficiently and at greater costs, which could negatively affect our results of operations and impair the value of our brand.

The loss of our Chief Executive Officer or other key personnel would have an adverse impact on our future development and could impair our ability to succeed.

The performance of the Company is substantially dependent upon the expertise of our Chief Executive Officer, Cameron Robb, and other key personnel. In addition to his executive officer functions, Mr. Robb is responsible for several other aspects of our business operations.  The death or disability of Mr. Robb, temporary or permanent loss of his services, or any negative market or industry perception with respect to him, could have a material adverse effect on our business. We do not maintain "key man" insurance with respect to Mr. Robb or any of our other key personnel, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

Our Articles of Incorporation exculpates our officers and directors from certain liability to our Company or our stockholders.

Our Articles of Incorporation, and any amendments thereto, contain a provision limiting the liability of our officers and directors for damages as a result of their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our Company.

If the Company is not able to effectively protect its intellectual property, we may experience a material, negative impact and our business may fail.

The Company believes that the Mix1 brand is essential to its success and competitive position. We own the registered trademarks for the “Mix1” brand name and logo, hold the trade secrets to the formulas for all of our beverages, and have registered the domain name to our website, www.mix1life.com.  If the Company is unable to secure protection of its intellectual property, the Company’s business may be materially adversely affected and could fail.  Further, the Company cannot be sure that its activities do not and will not infringe on the intellectual property rights of others. If the Company is compelled to prosecute infringing parties or defend against infringement claims made by third parties, we may face significant expenses and liability as well as diversion of our management’s attention from the Company’s business, any of which could negatively impact the Company’s business or financial condition.

Privacy protection is increasingly demanding, and we may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue as well as other risks.

The protection of customer, employee, vendor, franchisee and other business data is critical to us. Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and may see the imposition of new and additional requirements by states and the federal government as well as foreign jurisdictions in which we do business. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements by us and our franchisees. In addition, customers and franchisees have a high expectation that we will adequately protect their personal information. If we or our service provider fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in an increase in service charges, suspension of service, lost sales, fines or lawsuits.

The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. A significant portion of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, vendor, franchisee third-party, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of our common stock. Our brand reputation would likely be damaged as well.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

☐	competition;

☐	additions or departures of key personnel;

☐	the Company’s ability to execute its marketing and growth strategies;

☐	operating results that fall below expectations;

☐	loss of any strategic relationship;

☐	industry developments;

☐	economic and other external factors; and

☐	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common stock.

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value.

Our Articles of Incorporation and amendments thereto authorize the issuance of One Hundred Million (100,000,000) shares of common stock, par value $0.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares .

The Company’s common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Changes in formula and new flavor offerings; we cannot accurately predict the volume or timing of any future sales of our reformulated or any new products, making the timing of any revenues difficult to predict.

The past experienced by our predecessor company was based on a formula and flavor that we no longer offer or sell. Although management believes the new formula and flavors provide more attractive alternatives than the former best-selling popular berry flavor there is no assurance our consumers will agree. We may be faced with lengthy customer evaluation and approval processes associated with our reformulated and new beverage offerings. Consequently, we may incur substantial expenses and devote significant management effort and expense in developing customer acceptance, which may not result in revenue generation. As such, we cannot accurately predict the volume or timing of any future sales.

There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm our company.

Proper systems of internal controls over financial accounting and disclosure are critical to the operation of a public company.  We are at the very early stages of establishing, and we may be unable to effectively establish such systems. This would leave us without the ability to reliably assimilate and compile financial information about our company and significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on our company from many perspectives.  Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Failure of our control systems to prevent error or fraud could materially adversely impact us.

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

MIX 1 Life, Inc.

Dated: April 29, 2014	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer and Chief Financial Officer