Form 10-Q
period 2014-05-31
MIX 1 LIFE, INC.
filed 2014-07-11
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended May 31, 2014

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

As of July 11, 2014, the registrant had 30,279,068 shares of common stock issued and outstanding.

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

Forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated. Such risk and uncertainties include, without limitation, those described herein under Risk Factors set forth in Part II, Item 1A.

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

INDEX TO FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS

Balance Sheets as of May 31, 2014 (unaudited) and August 31, 2013 (audited)	F-1

Statements of Operations (unaudited) for the three months and nine months ended May 31, 2014 and 2013; and the period from inception (June 10, 2009) to May 31, 2014	F-2

Statements of Cash Flows (unaudited) for the nine month period ended May 31, 2014 and 2013; and the period from inception (June 10, 2009) to May 31, 2014	F-3

Notes to the unaudited Financial Statements	F-4

Mix 1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
BALANCE SHEETS

	May 31,	August 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,066	$-
Inventory	159,952	-
Other current Assets	28,946	-

Total Current Assets	215,964	-

Fixtures and equipment net of accumulated depreciation of $528	32,260	-
Ingredient Specifications, Branding, and Other Intangible assets	19,880,000	19,880,000
TOTAL ASSETS	$20,128,224	$19,880,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$40,918	$14,055
Accounts payable - related parties	189,398	18,716

Total Current Liabilities	230,316	32,771

12% Senior Secured Convertible Debenture	500,000	-

TOTAL LIABILITIES	730,316	32,771

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized
30,339,060 and 39,310,000 shares issued and outstanding at
May 31, 2014 and August 31, 2013 respectively	30,339	39,310
Additional paid-in capital	20,862,721	19,868,690
(Deficit) accumulated during the development stage	(1,495,152)	(60,771)

Total Shareholders' Equity	19,397,908	19,847,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,128,224	$19,880,000

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2014 and 2013 and
For the Period from June 10, 2009 (Inception) to May 31, 2014
(Unaudited)

	Three month	Three month	Nine month	Nine month	Period from
	ending	ending	ending	ending	June 10, 2009
	May 31,	May 31,	May 31,	May 31,	(Inception) to
	2014	2013	2014	2013	May 31, 2014

Gross Sales	$392	$-	$392	$-	$392
Costs of goods sold	(479)	-	(479)	-	(479)
Gross margin	(87)	-	(87)	-	(87)
Operating Expenses
Selling and marketing	22,365	-	46,299	-	46,299
Corporate general and administrative	220,739	4,300	970,475	12,900	1,031,246
Total operating expenses	243,104	4,300	1,016,774	12,900	1,077,545

Loss from Operations	(243,191)	(4,300)	(1,016,861)	(12,900)	(1,077,632)

Other (Expenses)
Interest expense	(15,124)	-	(417,520)	-	(417,520)

Loss before income taxes	(258,315)	(4,300)	(1,434,381)	(12,900)	(1,495,152)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(258,315)	$(4,300)	$(1,434,381)	$(12,900)	$(1,495,152)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	30,296,343	29,310,000	36,349,433	29,310,000
(Loss) per share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the nine months ended May 31, 2014 and 2013 and
For the Period from June 10, 2009 (Inception) to May 31, 2014
(Unaudited)

			Period from
			June 10, 2009
			(Inception) to
	2014	2013	May 31, 2014

Cash flows from operating activities:
Net (loss)	$(1,434,381)	$(12,900)	$(1,495,152)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	194,780	-	194,780
Common stock issued for officers' and directors' fees	114,000	-	114,000
Commission paid for equity raise	(40,000)	-	(40,000)
Convertible note loan fees	194,445	-	194,445
Valuation of warrants on convertible debt	196,835	-	196,835
Depreciation	528	-	528
Changes in Current Assets and Liabilities
Inventory	(159,952)		(159,952)
Other current assets	(28,946)	-	(28,946)
Accounts payable	26,863	12,900	40,918
Accounts payable - related parties	170,682	-	189,398
Net cash (used) in by operating activities	(765,146)	-	(793,146)
Cash flows from investing activities:
Purchase of office equipment	(27,000)	-	(27,000)
Purchase of tangible product assets	(5,788)	-	(5,788)
Net cash provided by (used in) investing activities	(32,788)	-	(32,788)
Cash flows from financing activities
Loans from Officer	30,400	-	33,400
Repayments to officer	(30,400)	-	(30,400)
Convertible Note proceeds	500,000	-	500,000
Sale of common stock	325,000	-	350,000
Net cash provided by financing activities	825,000	-	853,000
Net increase in cash and cash equivalents	27,066	-	27,066
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$27,066	$-	$27,066
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$18,741	$-	$18,741
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued for purchase of Mix1 assets	$-	$-	$19,880,000
Purchase of Mix 1 assets	-	-	(19,880,000)
Forgiveness of debt - Officer	-	-	(3,000)
Forgiveness of debt contributed to capital	-	-	3,000
Cancellation of Common Stock	(10,000)	-	(10,000)
Cancellation of Common Stock - Paid in Capital	10,000	-	10,000
	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Mix 1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2014

Note 1 – Description of Business and Summary of Significant Accounting Policies

Mix 1 Life, Inc. (formerly Antaga International Corp) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

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

There financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has limited cash and, virtually no revenues, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from investors and/or issuance of common shares.

Note 2 – Stock Transactions

During the nine months ending May 31, 2014, the Company sold 650,000 shares of its common stock in a private placement for $0.50 per share. The Company cancelled 10,000,000 shares of its common stock that was returned by a former Chief executive officer. There were 259,060 shares of common stock issued for various services rendered to the Company valued at $194,780 and 120,000 shares issued as officer and directors fees valued at $114,000.

Note 3 – Convertible Note

During the nine months ending May 31, 2014 the Company entered into a convertible debt agreement with Mill City Ventures for $500,000. Terms of this transaction include annual interest rate of 12% due February 6, 2014, the option to convert debt into equity at $0.36 per share, and 1,600,000 warrants. The warrants were valued using the Black Scholes valuation method at $196,835 and the beneficial conversion factor was valued at $194,445.

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

GENERAL

Corporate History

Antaga International Corp (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. We are in the business of formulation and distribution of nutritional supplements which are designed to have a positive effect on health, well-being and improve physical and mental performance. On August 27, 2013, the Company purchased all of the product specifications and branding of Mix 1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014.

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

Mix 1 has been an established brand with a passionate and loyal customer base since 2005. However, for a number of non-financial reasons, the production and sale of Mix 1 products ceased in 2013. On August 27, 2013, the Company purchased all of the product specifications and branding of Mix 1 nutritional products and plans to manufacture and distribute these products nationwide beginning in early 2014. In the last nine months, we have re-formulated and re-packaged three shake flavors (Blueberry Vanilla, Strawberry Banana and Chocolate) to strengthen our mass consumer appeal. We have also partnered with a specialty food and beverage producer for the production of our first three (low acid) flavors.

Our first commercial production run occurred in April 2014, and we are currently using the resulting product to begin to sell into a targeted set of retailers in the western United States. We plan to spend the second half of 2014 getting the Mix 1 brand back into circulation (via distributors) in many of the stores where it has previously been sold, and we expect to see significant brand uptake beginning in 2015 as we expand our sales reach and marketing effort.

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

Mix1’s mission:

“Create products with natural, high-quality ingredients that are truly functional. We believe natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people’s lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix 1. Never again should you need to miss getting the necessary nutrients because you were too busy to eat. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day.”

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MAY 31, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED MAY 31, 2013.

Operating and Net Loss

Our net loss for the three and nine month periods ended May 31, 2014 were $258,315 and $1,434,381, respectively compared to a net loss of $4,300 and $12,900, respectively, during the three and nine month periods ended May 31, 2013. The Company generated virtually no revenue.

During the three and nine month periods ended May 31, 2014, we incurred general and administrative expenses of $220,739 and $970,475, respectively, compared to $4,300 and $12,900, respectively, incurred during the three and nine month periods ended May 31, 2013. The expenses incurred during the nine month period ended May 31, 2014 included non-cash services of $194,780, non-cash payroll of $114,000, and professional fees of $65,438.

The weighted average number of shares outstanding was 30,296,343 and 36,349,433, respectively for the three and nine month periods ended May 31, 2014.

Financial Condition

As of May 31, 2014, our total assets were $20,128,224 as compared to $19,880,000 as of August 31, 2013, and our total liabilities as of May 31, 2014 were $730,316 as compared to $32,771 as of August 31, 2013.

As of May 31, 2014 the Company’s cash balance was $27,066 compared to $0 as of August 31, 2013.

Stockholders’ equity was $19,397,908 as of May 31, 2014 as compared to $19,847,229 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2014, net cash flows used in operating activities was $765,146. For the nine month period ended May 31, 2013, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

For the nine month period ended May 31, 2014, net cash flows used in investing activities was $32,788. For the nine month period ended May 31, 2013, net cash flows used in investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended May 31, 2014, there was $0 cash generated from loans from officer, $0 cash generated from repayments to officers, $500,000 cash generated from a convertible note, and $325,000 cash generated from the sale of common stock. For the period from inception (June 10, 2009) to May 31, 2014, net cash provided by financing activities was $0.

Liquidity and Capital Resources

As of May 31, 2014 the Company’s cash balance was $27,066 compared to $0 as August 31, 2013.

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

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.
We did not maintain appropriate cash controls – As of May 31, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at May 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The Company has a limited operating history and virtually no revenues from operations.

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

Since inception to May 31, 2014, the Company has generated virtually no revenue but has incurred $1,077,545 in operating expenses. In the foreseeable future, we expect to continue to incur significant operating losses and to not be profitable. No assurance can be given that we can ever achieve profitability. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our current cash holdings are insufficient to meet our cash requirements. Accordingly, we will need to raise additional capital to continue our business and if we are unable to do so, we will be forced to delay, reduce or cease our operations.

Our current cash and cash equivalents are insufficient to meet our anticipated cash requirements. At May 31, 2014, we had $27,066 in cash. We will need to raise additional capital immediately to continue our business operations. We cannot be certain that we will be able to raise sufficient capital or that our actual cash requirements will not be greater than anticipated. Further, financing opportunities may not be available to us, or if available, may not be available on favorable terms. The availability of financing opportunities will depend on various factors, such as market conditions and our financial condition and outlook. In addition, if we raise additional funds, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, or at all, we will be unable to continue operations.

We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. Since inception to May 31, 2014, the Company has incurred losses resulting in an accumulated deficit of $1,495,152. The “going concern” opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, our ability to continue our operations will be significantly impaired. As a result we may have to liquidate our business and investors may lose their investments. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

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

The Company believes that the Mix 1 brand is essential to its success and competitive position. We own the registered trademarks for the “Mix 1” brand name and logo, hold the trade secrets to the formulas for all of our beverages, and have registered the domain name to our website, www.mix1life.com. If the Company is unable to secure protection of its intellectual property, the Company’s business may be materially adversely affected and could fail. Further, the Company cannot be sure that its activities do not and will not infringe on the intellectual property rights of others. If the Company is compelled to prosecute infringing parties or defend against infringement claims made by third parties, we may face significant expenses and liability as well as diversion of our management’s attention from the Company’s business, any of which could negatively impact the Company’s business or financial condition.

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

The Company’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

MIX 1 Life, Inc.

Dated: July 11, 2014	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer

Dated: July 11, 2014	By:	/s/ Christopher Larson
Christopher Larson Chief Financial Officer