Form 10-K
period 2014-08-31
MIX 1 LIFE, INC.
filed 2014-11-28
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	333-170091	68-0678499
(State or other jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification Number)

10575 N. 114th Suite 103 Scottsdale, AZ 85259 (Address of principal executive offices)

(480) 344-7770
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2014 was $24,010,598 based upon the price ($3.87) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “MIXX.OB”.

As of November 18, 2014, there were 11,639,111 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “MIXX”, “we”, “us” and “our” are references to Mix1 Life, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

The Company was incorporated in the State of Nevada on June 10, 2009 under the name Antaga International Corp. We are in the business of formulation and distribution of nutritional supplements which are designed to have a positive effect on health, well-being and improve physical and mental performance.

On August 27, 2013, the Company entered into a Definitive Agreement (the “Definitive Agreement”) with Mix1 LLC, an Arizona company, “Mix1.” Pursuant to the Definitive Agreement, the Company acquired 100% of certain assets owned by Mix1, including, but not limited to, access to the Mix1 brand name, product formulas, packaging design specifications, vendor/supplier lists, market research reports, product sales sheets, social media assets, other work product and full rights to market and sell such assets and conduct business with the assets (the “Acquisition”). In exchange for the assets, the Company issued 3,333,333, post reverse, new shares of common stock to Mix1. On September 12, 2013, the Company changed its name to Mix1 Life, Inc. to reflect its new business. On November 1, 2013, the Company changed its trading symbol from “ANTR.OB” to “MIXX.OB”. The Company is now focused on the continued development, marketing, sale and distribution of Mix1 protein drinks and is currently a development stage company.

Our Business

The Company’s business focuses on creating products with natural, high-quality ingredients that are truly functional. We believe all natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people’s lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix1. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day.

Mix1 has begun to manufacture and distribute these products in 2014.

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

Over the last twelve months, we have reformulated and re-packaged three Mix1 shake flavors (Blueberry Vanilla, Strawberry Banana and Chocolate) in order to strengthen our mass consumer appeal. Key product and strategy changes include:

•	Improving the overall taste.
•	Significantly increasing protein content.
•	Developing high impact bottle and packaging.
•	Targeting optimal product placement in grocery channel (beverage versus weight management).
•	Planning for channel diversification to include convenience, wholesale club and mass retailers.

We recently partnered with a large specialty beverage manufacturer on the production of our three flavors. Our first production run of the reformulated beverages was in May 2014, and we intend to distribute to a targeted set of retailers in the western United States. We began distribution of the Mix1 products in June 2014. Our objective during 2014 is to bring the Mix1 brand back into circulation via direct store delivery (“DSD”) and natural distributors in many of the same markets and stores that previously carried Mix1 (including national retail chains). We expect significant revenue growth beginning in of 2015 as we expand distribution, sales and marketing activities.

Our Products and Brand

Following the Acquisition from Mix1, the Company has re-engineered the existing Mix1 products to improve their taste, quality, look and nutritional content. Our improvements include:

•

New Formulas: Using the existing Mix1 product formulas, we developed new formulas in collaboration with doctors to increase the protein content of our drinks and decrease the amount of calories, carbohydrates and sugars per serving.

•

New Flavors: We developed new flavors including Chocolate, Blueberry Vanilla and Strawberry Banana, which we intend to launch in the second half of 2014. Our 99% lactose-free formulations are thick and creamy, and we have eliminated the “chalky” after-taste that typically accompanies other high-protein beverages. We developed a Mixed Berry flavor that we intend to rollout in 2015. We also have four additional formulas for new flavors currently under development.

•

New Bottle: We changed the shape of our bottle from a square Tetra Pak to a taller, more functional twelve ounce Polyethylene terephthalate “PET” bottle to make our product more appealing to consumers and to stand out among our competitors.

•	New Packaging: We created a new label for our bottles with better graphics and more information about the nutritional content of our drinks.

•	New Products: We are currently developing protein powders based on our new product formulas which we intend to launch in 2015.

Summary of Recent Improvements to the Mix 1 Products

The Mix1 line of natural, ready-to-drink protein shakes offers a complete and balanced nutritional blend that is intended to be consumed as a meal replacement or healthy snack. Our beverages have high protein content (on average, 26 grams per serving) and unique fruit-based flavors, with relatively low calorie count and superior taste. Our Mix1 beverages, available in a twelve-ounce PET bottle, have a twelve-month shelf life with no need for refrigeration. All of our shakes are low-fat, 99% lactose-free and made with non-GMO ingredients. A single twelve ounce serving provides 19 essential vitamins and minerals, including 70% of the recommended amount of daily calcium. The product is sweetened from only natural sugar and Stevia, and the only fat in our products is a relatively small amount of sunflower oil.

As of June 2014, we have commenced sales of our Mix1 products. Once we receive our first batch of Mix1 products from our manufacturer in the second half of 2014, we intend to re-position and re-launch the brand to market all of the improvements we have made to the existing Mix1 products. Figure 1 shows our new and improved Mix1 products that we intend to launch in 2014.

Image of our new and improved Mix1 products to be launched in 2014

We plan to meaningfully expand Mix1’s offerings beyond our Chocolate, Blueberry Vanilla and Strawberry Banana flavors. In 2015, we plan to introduce up to three additional ready-to-drink protein shake flavors, including Mixed Berry, which was previously our best-selling flavor. We also plan to add a multi-pack for sale in the grocery channel and will prepare product for sale in the wholesale club and mass channels. Additionally, we are currently working with one of the largest domestic whey protein suppliers on formulations for innovative natural protein powders.

Target Market and Industry

Since 2005, Mix1 has strived to create a strong lifestyle beverage brand with highly engaged and passionate customers. Our brand awareness is particularly strong in Colorado and California, areas where Mix1 previously had its highest sales volumes. Today, awareness and passion for Mix1 remains strong, even during our transition and re-launch period. We have an active social media fan base, and we receive frequent requests from prior customers awaiting the reintroduction of Mix1 beverages.

Mix1 products are designed for consumers looking for better options for on-the-go energy and natural products that provide the required nutrients for consumers’ daily needs. We believe that our products will be able to reach the mainstream consumer market because of the broad range of occasions for consumers to drink our beverages, such as before a workout as an energy enhancer, after a workout to restore the body, as meal replacements for breakfast, lunch or dinner, as snacks or meal supplements, as energy boosts to get through the workday, or for no occasion at all.

Our target customer is the rapidly growing segment of men and women ages 24 to 49 focused on living a healthy lifestyle. Many of these individuals make wellness a priority and prefer natural and organic foods. Mix1’s natural ingredient list, fruit-forward flavors and brand image are key differentiating factors in the protein drink category, which separates us from our primary competitors (e.g., Muscle Milk). We believe these factors will also attract new customers to the category.

With our lifestyle-focused product line specially formulated to appeal to a wide range of users, Mix1 represents the next generation of functional beverages. Most ready-to-drink protein beverages have a narrow marketing focus that targets one of two niche consumer groups. Performance-focused products (i.e., Muscle Milk, Myoplex, Pure Protein) target serious gym-goers and skew heavily male. Nutrition-focused products (i.e., Boost, Ensure, Slim Fast, Special K) target weight management and skew older and heavily female. We believe that there is a large area of opportunity not currently being adequately served and that our Mix1 product line addresses this market opportunity.

Smoothie and cold-pressed juice consumption has dramatically increased as consumers seek healthier “on-the-go” meal and snack options, and we believe our shakes provide the best ready-to-drink alternative to smoothies made in a blender. More so than other protein shakes, Mix1 beverages may be consumed as a meal replacement for breakfast and lunch or a mid-day snack, making our shakes a routine purchase. This repeat and balanced consumption pattern is expected to lead to long-term and loyal customers, which is expected to enable us to ultimately become a “lifestyle” beverage brand.

We believe that our Mix1 natural, high-protein shakes will benefit from two large and sustainable trends: strong consumer demand for natural/organic foods and beverages and increasing consumer awareness around the health benefits of protein consumption. The natural/organic market in the U.S. is currently estimated to be a $50 billion market, and it is expected to grow at over 10% per year for the next decade, per the Nutrition Business Journal. Mintel reported in January 2013 that protein ingredients in beverages as meal supplements or replacements posted 37% growth over the past five years.1 Also, nearly half (46%) of all consumers of these beverages state that high-protein is a primary selection attribute.2

Our core target market includes consumers who want a fully functional, ready to drink beverage made from all natural ingredients that provides a complete and balanced mix of nutrients for everyday occasions. This target market is large and growing. The functional beverage market was estimated to grow to $16 billion by 2015; the sports nutrition market was $19.6 billion in 2007 and is estimated to grow 51% to $29.6 billion by 2015. The ready-to-drink protein beverage market in the U.S. is estimated to be approx. $3.2 billion and is currently growing at an estimated 20% annually per BevNet3. According to the NPD Group, Inc., one-third of adults in the U.S., almost 80 million people, indicate a strong interest in functional foods and beverages, and one in four already consumes at least one functional food or beverage per day. The ready to drink (RTD) protein beverage industry at its current growth rate is estimated to approach $10 billion in sales by 2020.4 Currently no brand has yet to define the category and consumers are becoming more accepting of protein and its benefits as opposed to wondering what ingredients they are consuming (i.e. energy drink ingredients beyond caffeine). The figure below shows the estimated yearly increase in RTD protein beverage sales in the U.S.

 ________________

1 US consumers have a healthy appetite for high protein food. The US leads the way in global launches of high protein products. (2013, January 18). Retrieved June 24, 2014, from http://www.mintel.com/press-centre/food-and-drink/us-consumers-have-a-healthy-appetite-for-high-protein-food-the-us-leads-the-way-in-global-launches-of-high-protein-products.

2 Id.

3 BevNet, January 31, 2013 report.

4 Id

The protein industries upward trend is not a fad and it is not expected to slow down any time soon according to Dr. Sloan, of Sloan Trends, Inc., who commented at the IFT 2012 Wellness Conference that “protein is hot and there is no sign the trend is going to go away in the next ten years. It’s about body composition, sports, satiety, and maintaining muscles mass as you get older.” According to the IFIC Foundation’s 2012 Food and Health Survey “nearly half of consumers try and get a certain amount or as much protein as possible.” According to Chris Schmidt, a consumer health analyst at Euromonitor, “Protein RTDs within the sports nutrition category are growing strongly. Their push into mainstream retailers and an increasing focus on lifestyle and functional nutrition branding — as opposed to hardcore sports recovery — along with the glowing praise heaped on protein by the popular media, is driving growth in both relatively mature and emerging markets.”5

According to market research performed under the direction of Mix1 prior to the Acquisition, we found that what consumers are primarily looking for in a beverage are health benefits, a reasonable price, good taste, high quality, nutritional data, low amounts of sugar, high amounts of protein, flavors offered and natural ingredients. We believe that Mix1 products will attract new consumers to the healthy beverage industry and drive incremental beverage growth by meeting the emerging demand for great tasting, high quality, health and wellness lifestyle beverages at a reasonable cost and offering multiple unique occasions for consumers to enjoy our products.

Historically, small and innovative companies, like our Company, have created tremendous market opportunities in the beverage industry. For example, Gatorade was an industry leader in sports drinks, Snapple was an innovator in new age beverages, Red Bull capitalized on the energy drink market, and Vitamin Water was a market mover in the enhanced water industry. Like these companies, the Company seeks to be an industry leader in the mainstream functional beverage market. We believe that one of the greatest strengths of the Mix1 brand is that our beverages fall into several different product categories including nutritional drinks, sports drinks, meal replacements, meal supplements, low calorie drinks, energy drinks, natural beverages, and more. Unlike some of our competitors, our brand is not limited by any one product category and as a result, we believe we will be able to attract a broad range of mainstream consumers.

Distribution

Prior to the Acquisition, Mix1 products were sold, either to distributors or directly to retailers, across the United States through multiple channels from natural health food stores, traditional grocery stores, big box stores, club stores, specialty outlets and drug stores, such as Kroger, GNC, Whole Foods Market, 7 Eleven, H-E-B, FredMeyer, QFC, King Soopers, United Supermarkets, Wild Oats Markets, Inc., Target, Henry’s, Albertsons, Ralphs, Costco, Central Market, Fry’s, Smith’s Food and Drug Stores, and many others.

Historical Geographic Distribution

_________________

5 www.bevindustry.com state-of-the-industry-sports-and-protein-drinks

As part of the Acquisition, the Company has access to previous distribution channels established by Mix1 for the distribution of Mix1’s products. The Company will re-launch the Mix1 brand in the second half of 2014 through existing distribution channels as well as new distribution channels that the Company has established since the Acquisition through its marketing efforts.

In the future, the Company will continue to seek additional channels of distribution for its products to include convenience, wholesale club and mass retailers. The Company will first focus on distributing its products regionally, starting in Arizona, Colorado, California and other western states, and will then seek to expand its distribution channels across the U.S. and then internationally.

Manufacturing

We outsource the manufacturing, bottling and packaging of our products to a third party located in the U.S. on an order-by-order basis. The Company does have a long-term contract with this third party for their services. Once the products have been manufactured, bottled and packaged, they are sent directly to our distributors and retailers based on their purchase orders.

Supplies of Raw Materials

The ingredients for our products are sourced from several different suppliers located primarily in North America on an order-by-order basis. Our management researches and develops our sources of ingredients used in the manufacturing of our products. The ingredients that we source are sent to our manufacturer in the U.S. to create our products.

Marketing

We have a strong brand that evokes passion with our customers, evidenced by currently having over 20,000 Facebook fans (“likes”), 1,574 Twitter followers, 5,275 Instagram followers, and 27 subscribers to the mix1life You Tube channel. We plan to promote the Mix1 brand by engaging in traditional and digital advertising, promotions and other customer outreach. STS, a leading agency that represents a number of well-known consumer brands, is our marketing and advertising partner. We are currently working with STS on developing our brand message, marketing campaign and creative and activation concepts.

We intend to market our new and future Mix1 products using the following channels:

•	Mainstream Advertising

o	Print: Advertising through print such as newspapers, magazines, mail, etc.

o	Broadcast: Advertising through television or the radio.

o	Out-of-home: Advertising to reach consumers while they are on-the-go in public places, in transit, retail venues, etc.

o	Digital: Advertising through computers, smartphones, tablets, etc.

o	Endorsements: Public endorsements of our products from celebrities, athletes, personalities, political figures, etc. that can generate mainstream awareness for Mix1.

•	Field Marketing and Consumer Promotion

o	Strategic Event Sampling: Sampling increases consumer awareness of our products and provides opportunities for consumers to taste the product and learn about its nutritional benefits.

o	Sponsorship: Partnering with an event, activity, key personality or organization that will give us access to a greater consumer market and generate strong community ties.

•	Retail Promotion

o

Retailer Programs: Retailers promote our products through sales, rebates, coupons, contests, temporary price reductions (TPRs), etc. to drive consumer engagement with our product, generate word-of-mouth marketing, reinforce brand positioning and create sale opportunities.

•	In-Store Execution

o	Displays of our products

o	In-Store Sampling

o	In-Store Coupons

o	Point-of-Sale Displays: Sales promotion displayed at or near the checkout to encourage impulse buying.

•	Digital and Social Media

o

Social Media Campaign: Marketing through social media sites to create content that attracts consumer attention, encourage readers to share that content via the Internet, and drive sales of our products.

o	Coupons: Offer coupons online through social media sites

•	Public Relations

o	Guerilla Marketing: Innovative, unconventional and low-cost marketing aimed at obtaining maximum exposure generally targeting specific consumers, such as street art, flash mobs, PR stunts,

o	Public Relations including public appearances, presentations, etc.

Business Strategy

Over the next five years, our growth strategy will focus on the following three key areas:

•	Grow into a “Mega-Brand” through Increased Distribution to National Markets and Expansion into International Markets

We will strive to become a “Mega-Brand” in the functional beverage industry by increasing the amount of product we distribute to our current customers in the U.S. and seeking additional retail markets where we can sell our products. Further, we intend to expand distribution of Mix1 products to international markets. Our primary sales focus will be convenience stores and grocery stores in the U.S. and Canada, which we plan to enter primarily through brokers and distributors. Our distribution strategy is expected to include regional direct store delivery groups (e.g., Admiral, Kalil, New Age, Swire) and national natural and organic distributors (e.g., KeHE, Lone Star, UNFI). We also plan to sell product to mass, club and drug stores, as well as gyms and hospitals, and our eCommerce strategy is planned to include selling through our own website and Amazon.com, among others.

•	Diversify and Expand our Product Portfolio

We will continue to improve our current products and introduce new flavors and ingredients while also exploring opportunities to diversify into new types of products such as protein powders to be added to water for nutritional energy enhancement. We believe that diversification engages new consumer interest and enables the brand to benefit from a proactive and developing brand image while stimulating revenue from increased buyer interest and awareness of the brand.

•	Expand our Team

Our team currently includes our officers and directors as well as five full-time employees, who together are responsible for several different segments of our business including product development, marketing, distribution, sales, public relations, finance, and more. We intend to increase the size of our management team and hire additional employees to manage the continued growth of our company and to increase our sales force and marketing efforts.

Intellectual Property

We own the registered trademarks for the “Mix1” brand name and logo. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We also hold the trade secrets to the formulas for all of our beverages. Additionally, we have registered the www.mix1life.com domain name.

We consider our trademarks, trade secrets and domain name to be valuable assets to the Mix1 brand and seek to protect them from infringement.

Competition

The beverage industry is highly competitive. There are a large number of widely recognized brands of ready to drink health-conscious beverages in the market, such as Muscle Milk, Core Power, Oh Yeah, Odwalla, EAS Myoplex, Ensure, Special K, Slim-Fast, Boost, Nature’s Best, and Nutrilite.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, consumer promotions, rapid and effective development and marketing of new cutting edge products, attractive packaging, branded product advertising, optimal product placement in stores, and pricing. We also compete for distributors who will give our products more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space for our products in retail stores.

Differentiation of Mix 1 from its Competitors

Although we operate in a highly competitive market, we believe that the use of innovative fruit-based flavors and natural ingredients set Mix1 protein shakes apart from similar products in the market. Our 99% lactose-free formulations are thick and creamy, and we believe that we have eliminated the “chalky” after-taste that typically accompanies other high-protein beverages. In the reformulation process, we also significantly increased protein content while keeping calorie count low (between 230 and 240 calories per serving). We believe that these unique product attributes will enable us to gain market share and bring a new segment of consumers into the natural protein drink category.

Government Regulation

The distribution and sale in the United States of our products is subject to the Federal Food, Drug and Cosmetic Act and various other federal, state, and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, and ingredients of our products. Compliance with these regulations may involve significant costs or require us to change our business practices. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity. We believe that we are currently in material compliance with all such applicable laws, however, new statutes and regulations may also be instituted in the future. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or our product may have to be recalled and/or reformulated and/or repackaged, thus adversely affecting our financial condition and operations. We do not believe that we will require any government approval to sell or distribute our products in the U.S. In the event we expand our operations globally, we will be subject to increased regulatory issues, particularly in relation to the registration and taxation of our products in foreign markets, and may be required to obtain government approval of our foreign operations.

Recent Developments

On September 30, 2014 the Company announced that entered into a nationwide sales management agreement with a nationally recognized premier sales and marketing agency committed to building brand value for their clients and customers.  This sales organization will represent all current and future flavors of the Company’s ready to drink natural protein drink in the United States for Convenience, Retail, Dollar, Mass, Specialty/Natural, and Grocery stores.

October 22, 2014 Mix1 announced that it is the Official Sports Nutrition Drink of the 2015 Waste Management Phoenix Open held January 26th-February 1st, 2015.

On November 20, 2014, the Company and the Arizona Coyotes announced today a long-term partnership agreement (the “Coyotes Agreement”). As part of the Coyotes Agreement, the Company will be designated as the Exclusive Nutritional Drink of the Arizona Coyotes. The partnership will formally go into effect immediately, with the Coyotes' exclusive suite level club being renamed "Mix1 Club". Mix1 Club will be prominently featured with new brand integration including entry and directional signage leading guests into the club and the club's interior, as well as on tickets and passes required for club admission. In addition, Mix1 will be integrated into arena signage, radio broadcasts, paw patrol sponsorship, and will sponsor Arizona Coyotes youth sports programs to build awareness of its brand through community involvement.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

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

Since inception to August 31, 2014, the Company has generated virtually no revenue but has incurred $1,538,169, in operating expenses. In the foreseeable future, we expect to continue to incur significant operating losses and to not be profitable. No assurance can be given that we can ever achieve profitability. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our current cash holdings are insufficient to meet our cash requirements. Accordingly, we will need to raise additional capital to continue our business and if we are unable to do so, we will be forced to delay, reduce or cease our operations.

Our current cash and cash equivalents are insufficient to meet our anticipated cash requirements. At August 31, 2014, we had $91,794 in cash. We will need to raise additional capital immediately to continue our business operations. We cannot be certain that we will be able to raise sufficient capital or that our actual cash requirements will not be greater than anticipated. Further, financing opportunities may not be available to us, or if available, may not be available on favorable terms. The availability of financing opportunities will depend on various factors, such as market conditions and our financial condition and outlook. In addition, if we raise additional funds, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, or at all, we will be unable to continue operations.

 We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. Since inception to August 31, 2014, the Company has incurred losses resulting in an accumulated deficit of $2,056,290. The “going concern” opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, our ability to continue our operations will be significantly impaired. As a result we may have to liquidate our business and investors may lose their investments. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices are located at 10575 N. 114thStreet, Suite 103, Scottsdale, AZ 85259. We currently rent this space on a month-to-month basis for approximately $250 USD a month. Our telephone number is (480) 344-7770. We believe this space is sufficient to meet our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board (OTCQB) and trades under the symbol “MIXX”. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading October 2013 based on our fiscal year end August 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High	4.20	4.95	3.90	5.73
2014 – Low	3.90	3.45	2.58	3.27
2013 – High	---	---	---	---
2013 – Low	---	---	---	---

Record Holders

As of November 18, 2014, an aggregate of 11,369,111 shares of our common stock were issued and outstanding and were owned by approximately 99 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

On November 29, 2013, 13,333 shares issued pursuant to a stock Purchase Agreement dated November 26, 2013 at $1.50 per share and 24,167 shares were issued for services rendered on behalf of the Company.

On December 23, 2013, 3,333,333 restricted shares of common stock held by Juan Pablo Tellez, a former executive, were cancelled and returned to treasury.

On February 12, 2014, 43,853 restricted shares of common stock were issued to several individuals for services rendered to the Company.

On February 12, 2014, 20,000 restricted shares of common stock were issued to Company’s CEO for services rendered to the Company, valued at $1.40 a share.

On April 1, 2014, 183,333 restricted shares of common stock were issued to four individuals pursuant to a stock Purchase Agreement, at a cost $1.50 per share.

On April 1, 2014, 20,000 restricted shares of common stock were issued to Company’s CEO for services rendered to the Company, valued at $1.40 a share.

On April 8, 2014, 18,333 restricted shares of common stock were issued to three consultants for services rendered to the Company.

On July 21, 2014, 48,333 restricted shares of common stock were issued to four investors pursuant to their Subscription and Purchase Agreements, dated February 28, 2014, at a cost basis of $1.50 per share.

On August 11, 2014, 11,667 restricted shares of common stock were issued to members of the Company’s Board of Directors, at a cost basis of $1.50 per share.

On August 11, 2014, 373,971 restricted shares of common stock were issued pursuant to a Notice of Exercise, dated August 7, 2014, exercising certain warrants owned by the holder.

Other than as previously disclosed, we did not issue any unregistered securities during the year ended August 31, 2014.

Subsequent Issuances:

On October 20, 2014, the Company issued 191,828 shares of restricted common stock. Of the 191,828 restricted shares issued, 88,168 shares were issued to four US investors at a cost basis of $1.50 per share, 11,669 shares were issued as compensation to the Company’s Board of Directors, 50,000 shares were issued to the Company’s CEO/CFO for services rendered, and the remaining 41,991 shares were issued to five consultants for services rendered to the Company.

On October 20, 2014, the Company issued 453,336 shares of restricted common stock to ten Non-US investors under Regulation S, pursuant to Subscription and Purchase Agreements dated between June and October 2014, at a cost basis of $1.50 per share.

On November 5, 2014, the Company issued 171,167 shares of restricted common stock. Of the 171,167 shares, 2,500 shares were issued as compensation for advertising services rendered to the Company, 2,000 shares were issued to a member of the Board of Directors in lieu of cash compensation, and 166,667 shares were issued to one investor pursuant to a Subscription Agreement dated October 21, 2014.

On November 13, 2014, the Company issued 30,607 restricted shares of common stock. Of the 30,607 restricted shares, 11,669 shares were issued as compensation to the Company’s Board of Directors, 834 shares were issued as interest owed on a promissory note, and the remaining 18,104 shares were issued as compensation for certain sales, advertising, legal, and general consulting services rendered to the Company.

Re-Purchase of Equity Securities

None.

Dividends

Subsequent to the year ended August 31, 2014, on September 4, 2014, the Company effectuated a reverse split (the “Reverse Split”) of its issued common shares whereby every three (3) pre-split shares of common stock were exchanged for one (1) post-split share of the Company's common stock. As a result, the total issued shares of the Company’s common stock as of the Record Date, August 22, 2014, decreased from Thirty One Million Five Hundred Sixty Five Thousand Nine Hundred Eighty (31,565,980) shares prior to the Reverse Split to Ten Million Five Hundred Twenty One Thousand Nine Hundred Ninety Four (10,521,994) shares following the Reverse Split. FINRA confirmed approval of the Reverse Split on September 10, 2014 and the Reverse Split became effective on September 11, 2014. The Reverse Split shares are payable upon surrender of certificates to the Company's transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Operating and Net Loss

Our net loss for the year ended August 31, 2014 was $1,995,519 compared to a net loss of $32,771 for the year ended August 31, 2013. From Inception (June 10, 2009) through the year ended August 31, 2014, our cumulative net loss was $2,056,290.

During the year ended August 31, 2014, we incurred operating expenses consisting $98,524 in selling and marketing and $1,378,874 in corporate general and administrative expenses for total operating expenses of $1,477,398, compared to total operating expenses of $32,771 incurred during the year ended August 31, 2013.

The weighted average number of shares outstanding was 10,013,939 for the year ended August 31, 2014 as compared to 6,473,197 for the year ended August 31, 2013.

Financial Condition

As of August 31, 2014, our total assets were $20,585,739 as compared to $19,880,000 as of August 31, 2013, and our total liabilities as of August 31, 2014 were $1,083,300 as compared to $32,771 for the year ended August 31, 2013.

As of August 31, 2014 the Company’s cash balance was $91,794 compared to $0 as at August 31, 2013.

Total Shareholders’ equity was $19,502,439 as of August 31, 2014 as compared to $19,847,229 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2014, net cash used in operating activities was $1,116,850. For the year ended August 31, 2013, net cash used in operating activities was $0. From Inception (June 10, 2009) through the year ended August 31, 2014, net cash used in operating activities was $1,144,850.

Cash Flows from Investing Activities

For the year ended August 31, 2014, net cash used in investing activities was $5,788. For the year ended August 31, 2013, net cash flows used in investing activities was $0. From Inception (June 10, 2009) through the year ended August 31, 2014, net cash used in investing activities was $5,788.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended August 31, 2014, net cash provided by financing activities was $1,214,432, consisting of $30,400 cash generated from loans from officer, $(30,400) in repayments to officers, $500,000 in convertible note proceeds, $698,500 generated from the sale of common stock, and $15,932 generated from Premium Finance.  For the year ended August 31, 2013, there was $0 cash generated financing activities. For the period from inception (June 10, 2009) to August 31, 2014, net cash provided by financing activities was $1,242,432.

Liquidity and Capital Resources

As of August 31, 2014 the Company’s cash balance was $91,794 compared to $0 as August 31, 2013.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities, and future credit facilities or corporate borrowings. Our working capital requirements are expected to increase in line with the growth of our business.

Advances, debt instruments and sale of stock are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Recently Issued Accounting Pronouncement

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Asset Purchase

On August 27, 2013, Antaga International Corp. entered into a Definitive Agreement with Mix1 LLC, an Arizona corporation, under which the Company acquired 100% of certain assets owned by Mix in exchange for 3,333,333, post reverse, newly issued shares of common stock in the Company. The assets included in the purchase were the Mix1 brand name, internet domains, product specifications, ingredient specifications, quality assurance guidelines, customer/vendor/supplier lists, market research reports, social media assets, and distribution channels. The valuation of the assets was performed by a third party appraiser and the $19,880,000 was allocated as follows:

Mix1 Brand Names	$5,000,000
Mix1 Internet Domains	1,100,000
Mix1 Product Specifications	3,600,000
Quality Assurances Guidelines	250,000
Ingredient Specifications	180,000
Customer/Vendor/Supplier Lists	5,000,000
Market Research Reports	1,250,000
Mix1 Social Media Assets	500,000
Distribution Channels	3,000,000
Totals	$19,880,000

The Company updated the third-party valuation for 2014 to determine the fair value of the assets acquired as of the acquisition date. The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

We believe that the acquisition of these assets from Mix1 LLC  was not the acquisition of a “business” within the definition set forth in GAAP or Rule 11-01(d).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mix1 Life, Inc.

Scottsdale, AZ 85259

We have audited the accompanying balance sheets of Mix1 Life, Inc. (a Nevada corporation in the development stage) as of August 31, 2014 and 2013, and the related statements’ of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2014, and for the period from June 10, 2009 (inception) to August 31, 2014. Mix1 Life, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mix1 Life, Inc. as of August 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2014 and for the period from June 10, 2009 (inception) to August 31, 2014 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

KWCO, PC

Odessa, TX 79762

November 28, 2014

Mix1 Life, Inc.

(Formerly Antaga International Corp.)

(A Development Stage Company)

BALANCE SHEETS

	August 31,	August 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$91,794	$-
Inventory	580,607	-
Other current assets	27,963	-

Total Current Assets	700,364	-

Fixtures and equipment net of accumulated depreciation of $413	5,375	-
Ingredient Specifications, Branding, and Other Intangible assets	19,880,000	19,880,000

TOTAL ASSETS	$20,585,739	$19,880,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$218,330	$14,055
Accounts payable - related parties	349,038	18,716
Notes payable - premium finance	15,932	-

Total Current Liabilities	583,300	32,771

12% Senior Secured Convertible Debenture	500,000	-

Total Liabilities	1,083,300	32,771

Shareholders' Equity:

Common Stock, $0.001 par value, 100,000,000 shares authorized 10,880,796 and 9,770,000 shares issued and outstanding at August 31, 2014 and August 31, 2013 respectively	10,881	9,770
Additional paid-in capital	21,547,848	19,898,230
(Deficit) accumulated during the development stage	(2,056,290)	(60,771)

Total Shareholders' Equity	19,502,439	19,847,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,585,739	$19,880,000

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.

(Formerly Antaga International Corp.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years ended August 31, 2014 and 2013 and

For the Period from June 10, 2009 (Inception) to August 31, 2014

			Period from
			June 10, 2009
			(Inception) to
	2014	2013	August 31, 2014

Gross Sales	$2,004	$-	$2,004
Costs of goods sold	(6,766)	-	(6,766)
Gross Margin	(4,762)	-	(4,762)

Operating Expenses
Selling and marketing	98,524	3,403	101,927
Corporate general and administrative	1,378,874	29,368	1,436,242
Total operating expenses	1,477,398	32,771	1,538,169

Loss from Operations	(1,482,160)	(32,771)	(1,542,931)

Other (Expenses)
Interest expense	(513,359)	-	(513,359)

Loss before income taxes	(1,995,519)	(32,771)	(2,056,290)

Provision from Income Taxes	-	-	-

Net (Loss)	$(1,995,519)	$(32,771)	$(2,056,290)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	10,013,939	6,473,197
(Loss) per share	$(0.20)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

(Formerly Antaga International Corp.)

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from June 10, 2009 (Inception) to August 31, 2014

	Number of Common Shares*	Amount*	Additional Paid-In Capital*	Accumulated Deficit During Development Stage	Total

Balance at Inception-June 10, 2009	-	$-	$-	$-	$-

July 21, 2009 - Common Shares issued for cash at $.001	5,000,000	5,000	(2,500)	-	2,500
August 14, 2009 - Common Shares issued for cash at $.008	1,350,000	1,350	4,050	-	5,400
August 27, 2009 - Common Shares issued for cash at $.01	900,000	900	3,600	-	4,500
Net loss for the period from June 10, 2009 (Inception) to August 31, 2009	-	-	-	(768)	(768)

Balance as of August 31, 2009	7,250,000	7,250	5,150	(768)	11,632

October 2, 2009 - Common Shares issued for cash at $.01	2,520,000	2,520	10,080	-	12,600
Net loss for fiscal year ended August 31, 2010	-	-	-	(1,897)	(1,897)

Balance as of August 31, 2010	9,770,000	9,770	15,230	(2,665)	22,335

Net loss for fiscal year ended August 31, 2011	-	-	-	(8,105)	(8,105)

Balance as of August 31, 2011	9,770,000	9,770	15,230	(10,770)	14,230

Forgiveness of Debt-Officer Loan	-	-	3,000	-	3,000
Retirement of common stock - Former director	(3,333,333)	(3,333)	3,333	-	-
Net loss for fiscal year ended August 31, 2012	-	-	-	(17,230)	(17,230)

Balance as of August 31, 2012	6,436,667	6,437	21,563	(28,000)	-

August 27, 2013 - Purchase of Mix1 assets	3,333,333	3,333	19,876,667	-	19,880,000
Net loss for fiscal year ended August 31, 2013	-	-	-	(32,771)	(32,771)

Balance as of August 31, 2013	9,770,000	9,770	19,898,230	(60,771)	19,847,229

Common Stock issued for Cash at $1.50 per Share - net of issuance costs of $44,000	495,000	495	698,005	-	698,500
Common Stock issued for Services - Related Party	167,139	167	295,542		295,709
Common Stock issued for Services	11,353	11	37,269	-	37,280
Common Stock issued for Directors & Officers Fees	63,333	64	148,935	-	148,999
Common Stock issued for Exercise of Warrants	373,971	374	(374)	-	-
Value of Beneficial Conversion of Notes Payable	-	-	194,445	-	194,445
Value of Warrants issued with Convertible Debt	-	-	275,796	-	275,796
Net loss for fiscal year ended August 31, 2014	-	-	-	(1,995,519)	(1,995,519)

Balance as of August 31, 2014	10,880,796	10,881	21,547,848	(2,056,290)	19,502,439

* Balances have been restated to reflect an 18:1 forward split effective October 1, 2012, reverse split of 1:3 on September 13, 2013 and another reverse split of 1:3 on September 11, 2014.

The accompanying notes are an integral part of these financial statements.

Mix1 Life, Inc.
(Formerly Antaga International Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOW
For the years ended August 31, 2014 and 2013 and
For the Period from June 10, 2009 (Inception) to August 31, 2014

			Period from
			June 10, 2009
			(Inception) to
	2014	2013	August 31, 2014
Cash flows from operating activities:
Net (loss)	$(1,995,519)	$(32,771)	$(2,056,290)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	37,280	-	37,280
Common stock issued for services - related parties	295,709	-	295,709
Common stock issued for officers' and directors' fees	148,999	-	148,999
Convertible note loan fees	194,445	-	194,445
Valuation of warrants on convertible debt	275,796	-	275,796
Depreciation	413	-	413
Changes in Current Assets and Liabilities
Inventory	(580,607)	-	(580,607)
Other current assets	(27,963)	-	(27,963)
Accounts payable and accrued liabilities	204,275	14,055	218,330
Accounts payable - related parties	330,322	18,716	349,038
Net cash (used) in by operating activities	(1,116,850)	-	(1,144,850)

Cash flows from investing activities:
Purchase of office equipment	(5,788)	-	(5,788)

Net cash provided by (used in) investing activities	(5,788)	-	(5,788)

Cash flows from financing activities
Loans from Officer	30,400	-	33,400
Repayments to officer	(30,400)	-	(30,400)
Convertible Note proceeds	500,000	-	500,000
Sale of common stock - net of issuance costs of $44,000	698,500	-	723,500
Premium Finance	15,932	-	15,932

Net cash provided by financing activities	1,214,432	-	1,242,432

Net increase in cash and cash equivalents	91,794	-	91,794
Cash and cash equivalents, beginning of year	-	-	-

Cash and cash equivalents, end of year	$91,794	$-	$91,794
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$32,594	$-	$32,594
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued for purchase of Mix1 assets	$-	$19,880,000	$19,880,000
Purchase of Mix1 assets	-	(19,880,000)	(19,880,000)
Forgiveness of debt - Officer	-	(3,000)	(3,000)
Forgiveness of debt contributed to capital	-	3,000	3,000
Cancellation of Common Stock	(3,333)	-	(3,333)
Cancellation of Common Stock - Paid in Capital	3,333	-	3,333
Cashless exercise of Warrants	374	-	374
Cashless exercise of Warrants - Paid in Capital	(374)	-	(374)
	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MIX1 LIFE, INC.

(FORMERLY ANTAGA INTERNATIONAL CORP.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 – ORIGANIZATION AND BUSINESS ACTIVITY

ORIGANIZATION AND BUSINESS

Mix1 Life, Inc. (formerly Antaga International Corp) (“the Company” or “Mix1”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards Board Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” The Company plan is to develop business operations in nutritional supplements distribution and is working to that end.

On August 27, 2013, Antaga International Corp. entered into a Definitive Agreement (the "Agreement") with Mix1 LLC, an Arizona corporation, ("Mix") under which the Company acquired 100% of certain assets owned by Mix in exchange for 3,333,333, post reverse, newly issued shares of common stock in the Company.

Mix1 is an emerging beverage and nutritional supplements company currently with a product line of natural, ready-to-drink protein shakes. Our shakes offer a complete and balanced macronutrient mix and are intended to be consumed as a post work out, snack replacement, meal supplement or a meal replacement. Mix1 beverages have a high protein content (on average 26 grams per serving) and are unique due to their fruit-based flavors, relatively low calorie count and superior taste. Our shakes have a twelve month shelf life with no need for refrigeration and are currently served in a twelve ounce PET (polyethylene terephthalate) bottle.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an August 31 fiscal year end.

GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated substantial revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, June 10, 2009, through August 31, 2014 the Company has accumulated losses of $2,056,290. Management’s plan is to have the Company fully operational in the coming year with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

IMPAIRMENT OF LONG-LIVED ASSETS

 The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets and definite–lived intangible assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair measurement and enhances disclosure requirements for fair measure. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for the identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

	Quoted Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
August 31, 2013	$-	$-	$-	$-
August 31, 2014 -Warrants	$-	$275,796	$-	$275,796

The carrying amounts reported in the balance sheets for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

DEVELOPMENT STAGE COMPANY

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue is recognized when the earnings process is complete and the risk and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the receipt of product by the customer. The earnings process is complete once the customer order has been placed and approved, the product shipped has been received by the customer, and there is reasonable assurance of the collection of the sales proceeds. The Company offers its customers a variety of sales and incentive programs, including discounts, allowances, slotting fees, and co-op advertising; such amounts, along with coupon redemption, are recorded as a reduction in revenue.

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has limited operations.

ADVERTISING COSTS

The Company expenses advertising costs as these are incurred. Marketing expenses totaled $98,524 and $3,403 in 2014 and 2013, respectively.

LOSS PER COMMON SHARE

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

In September 2014, a former officer and director of the Company returned 3,333,333 shares of his common stock to the Company’s treasury. Those shares were immediately retired by the Company and have not been included in the Company’s weighted average number of shares outstanding computation for the years ended August 31, 2014 and 2013. Those shares are reported in these financial statements as having been cancelled prior to August 31, 2013.

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Based Compensation” and ASC 505 “Equity Based Payments to Non-Employees”, which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

CONCENTRATIONS OF CREDIT RISK

Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of August 31, 2014, account balances did not exceed federally insured limits.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

NOTE 3 – ASSET PURCHASE

On August 27, 2013, Antaga International Corp. entered into a Definitive Agreement with Mix1 LLC, an Arizona corporation, under which the Company acquired 100% of certain assets owned by Mix in exchange for 3,333,333, post reverse, newly issued shares of common stock in the Company. The assets included in the purchase were the Mix1 brand name, internet domains, product specifications, ingredient specifications, quality assurance guidelines, customer/vendor/supplier lists, market research reports, social media assets, and distribution channels. The valuation of the assets was performed by a third party appraiser and the $19,880,000 was allocated as follows:

Mix1 Brand Names	$5,000,000
Mix1 Internet Domains	1,100,000
Mix1 Product Specifications	3,600,000
Quality Assurances Guidelines	250,000
Ingredient Specifications	180,000
Customer/Vendor/Supplier Lists	5,000,000
Market Research Reports	1,250,000
Mix1 Social Media Assets	500,000
Distribution Channels	3,000,000
Totals	$19,880,000

NOTE 4 – INVENTORY

All of the Company’s products are produced by a third party food and beverage manufacturer that specializes in the manufacturing of aseptic and extended shelf life beverages and foods. After the product is manufactured, it is stored in third party warehouses until sold and distributed to the retailer.

Inventory is carried at the lower of cost or market, as determined in the first-in, first-out method and is periodically evaluated for obsolescence.

Inventory is summarized as follows:

	August 31,
	2014	2013
Unfinished Product Inventory	$174,082	$-
Finished Product Inventory	406,525	-
	$580,607	$-

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Life	August 31,
	Indefinite	2014	2013
Mix1 Brand		$7,850,000	$7,850,000
Mix1 Product	7	4,030,000	4,030,000
Customer List & Distribution	7	8,000,000	8,000,000
		$19,880,000	$19,880,000

NOTE 6 – CONVERTIBLE NOTE

During the year ended August 31, 2014 the Company entered into a convertible debt agreement with Mill City Ventures for $500,000. Terms of this transaction include annual interest rate of 12% due February 6, 2016, the option to convert debt into equity at $1.08 per share, and 533,333 post split warrants at an exercise price of $1.50. The warrants were valued using the Black Scholes valuation method at $275,796 and the beneficial conversion feature was valued at $194,445. In August 2014 the 533,333 post split warrants were converted into 373,971 post split shares of common stock in a cashless exercise using the volume weighted average price of the stock on the trading day in which the warrants were exercised.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the years ended August 31, 2014 and 2013, the Company had the following related party transactions:

	2014		2013
	Shares	Amount	Shares	Amount
Common stock issued for directors and officers' fees	63,333	$148,999	-	$-

Common stock issued for consulting and payroll services- Related parties	167,139	295,709	-	$-
	230,472	$444,708	-	$-

As of August 31, 2014 and 2013, the Company owed $349,038 and $18,716 respectively to several principal shareholders for cash advances used in operations. During the year ended August 31, 2014 the Company paid the chief financial officer $212,826 in accounting services and consulting fees. The Company also paid $24,000 to a stockholder of the Company for consulting and web related services. No consulting fees were paid to these individuals in the year ended August 31, 2013.

NOTE 8 – STOCK TRANSACTIONS

The following is a summary of stock transactions for the fiscal years ended August 31, 2014:

Since inception(June 10, 2009), the Company’s stock has been restated to reflect an 18:1 forward stock split effective October 1, 2013, a 1:3 reverse stock split on September 13, 2013 and another 1:3 reverse stock split on September 11, 2014. All of the numbers of shares of common stock have been adjusted to reflect the aforementioned forward and reverse stock splits.

In the first quarter of the fiscal year ended August 31, 2014, a former director of the Company resigned his position and returned 3,333,333 shares of stock to the Company’s treasury which were retired. At August 31, 2014 the Company had no treasury shares.

During the fiscal year ended August 31, 2014, the Company sold 495,000 shares of its common stock in private placement sales for $1.50 per share to accredited investors for proceeds of $698,500, net of $44,000 of issuance costs.

There were 11,353 shares of common stock issued to various individuals for consulting services during the fiscal year ended August 31, 2014 while there were 167,139 shares issued to various related parties for consulting services and in lieu of payroll. 7,500 shares were issued at $4.20 per share and 3,853 were issued at $1.50 per share for a total value of $37,280.

There were a total of 63,333 shares of the Company’s common stock issued for officers’ and directors’ fees during the fiscal year ended August 31, 2014. 16,666 shares were issued at $4.20 per share with the balance of 46,667 shares issued at $1.50 per share. The total value of the shares issued for officers’ and directors’ fees was $148,999.

On February 6, 2014 the Company entered into a 12% Senior Secured Convertible Debenture in the amount of $500,000 whereby the debt could be converted into common shares at any time after the original issue date at $1.08 per share or 462,963 post split shares. A beneficial conversion amount of $194,445 was calculated and recorded as interest expense since the conversion price of the convertible instrument was below the per share fair value of the underlying stock into which it was convertible. The underlying value of the stock was considered to be $1.50, or the amount the Company was selling its stock to accredited investors in its private placement sales. Granted with the 12% Convertible Debenture was 533,333 warrants with an exercise price of $1.50. These warrants were valued at $275,796 and recorded as interest expense using the Black-Scholes-Merton Modeling Option using a volatility of 54.07%, a term of 2.5 years, a risk-free interest rate of 1.64%, and a stock price and warrant price of $1.50. On August 6, 2014 these warrants were converted to 373,971 shares of the Company’s common stock in a cashless exercise based on the volume weighted average price of the stock on the trading day of the exercise.

During the fiscal year ended August 31, 2013, the only equity transaction was the issuance of 3,333,333 post reverse split shares for the purchase of certain assets owned by Mix1. The shares were valued at $19,880,000.

NOTE 9 – WARRANTS

The following summarizes the stock purchase warrant transaction for the year ended August 31, 2014. There were no stock purchase warrant transactions for the year ended August 31, 2013.

	Number of Warrants	Weighted Average
		Exercise Price
Outstanding, August, 2013	-	$-
Warrants issued with convertible debt	533,333	$1.50
Warrants exercised	(533,333)	$1.50
Outstanding, August, 2014	-

NOTE 10 – FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the fiscal years ended August 31, 2014 and 2013.

	2014	2013
Tax benefit at stautory rales of 34%	$678,476	$11,142
Non-Deductible expenses	(154,318)	-
Change in valuation allowance	(524,158)	(11,142)
Net income tax benefit	$-	$-

The components of the deferred tax assets are as follows:

	2014	2013
Deferred tax assets
Net operating loss carryforward	$(995,432)	$(20,661)
Deferred amortization	450,613	-
Total deferred tax asset	(544,819)	(20,661)
Less: valuation allowance	544,819	20,661
	$-	$-

The Company has no deferred tax liabilities.

At August 31, 2014, the Company had a federal income tax net operating loss carry forwards of approximately $2,928,000 to offset future taxable income, which begins to expire in 2034, therefore, there was no income tax expense or payable as of August 31, 2014.

NOTE 11 – SUBSEQUENT EVENTS

On September 11, 2014, the Company affected a 1 for 3 reverse stock split. All references to shares of common stock in this financial statement have been affected to reflect this reverse split.

On September 23, 2014 Mix1 sold approximately 150,000 bottles for $274,428 of its newly formulated protein shakes to its Arizona distributor. Product is now showing up in convenience and grocery stores throughout the Southwestern United States.

Subsequent to August 31, 2014 through the date these consolidated financials were available for issuance, the Company sold an additional 453,167 shares of common stock for $679,750.

END OF NOTES TO FINANCIALS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 2013, Ronald R. Chadwick, P.C., Certified Public Accountant (“Chadwick”) resigned as the Company’s independent registered public accounting firm. Chadwick audited the financial statements of the Company for the fiscal years ended August 31, 2012 and 2011. The report of Chadwick on such financial statements, the most recent dated February 14, 2013, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Between September 15, 2010 (the date of engagement) and September 30, 2013 (the date of resignation) there were no disagreements with Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chadwick, would have caused Chadwick to make reference to the subject matter of the disagreement in its review of the Company’s consolidated financial statements for the fiscal years ended August 31, 2012 and 2011.

Chadwick furnished the Company with a letter addressed to the Securities and Exchange Commission stating whether or not he agreed with the above statements. A copy of such letter, dated September 30, 2013 was filed with the SEC on October 3, 2013 as Exhibit 16.01 to the Company’s current report on Form 8-K and is incorporated herein by reference.

On October 1, 2013, upon the authorization and approval of the board of directors, the Company engaged KWCO, PC and Certified Public Accountants (“KWCO”) as its independent registered public accounting firm.

No consultations occurred between the Company and KWCO during the fiscal years ended August 31, 2012 and 2011 and through the transitional period ended October 1, 2013, regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement requiring disclosure under Item 304(a)(1)(iv) of Regulation S-K or reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Audit Committee – As of July 14, 2014, our Board of Directors established an Audit Committee and adopted our Audit Committee Charter. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Until the establishment of the Audit Committee on July 14, 2014, our Board of Directors acted in the capacity of the Audit Committee, and did not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not implement appropriate information technology controls – As at August 31, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting.

As of July 14, 2014, our Board of Directors voted for and established an Audit Committee and adopted our Audit Committee Charter as part of its continuing remediation efforts to address deficiencies in the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Cameron Robb, 43	Chief Executive Officer, President, Treasurer, Secretary, Director	Since August 28, 2013	None
Christopher Larson, 42	Chief Financial Officer, Director	Since June 24, 2014	Hondo Minerals Corporation; Mill City Ventures III, Ltd.
Lee Coleman, 56	Director	Since July 14, 2014	None
James S. Tonkin, 35	Director	Since June 24, 2014	None
Steve Vande Loo, 57	Director	Since April 21, 2014	None
Glenn Williamson, 56	Director	Since April 1, 2014	None
Robert J. Goodmanson,56	Director	Since April 1, 2014	None

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Cameron Robb– Mr. Robb has over 25 years of true entrepreneurial business experience. He has worked as a management consultant for a variety of companies in diversified industries, including Entertainment, Technology, and Consumer Products. The consulting services he has provided were at an executive level for both private and publicly held companies reporting on the NYSE and on the OTCBB. From April 15, 2010 to November 4, 2011, Mr. Robb acted as the CEO and CFO of On4 Communications, Inc. (ONCI). Mr. Robb has worked with nationwide sports licensing companies representing such licenses as, NFL®, NBA®, NHL®, BASS®, NBR®, MLB®, PGA®, LPGA®, WWF® and NASCAR®. In addition, Mr. Robb has sold product and work directly with independent retailers and various mass-market big box chains across North America and Europe. Prior to consulting Mr. Robb held the position of CEO/President and Co-Founder of a North American entertainment and licensing company. He was instrumental in developing the company’s brand and business over an eight-year period.

Christopher Larson – Mr. Larson has over 15 years of experience as both an entrepreneur and a public company executive. He has been a public company board member and brings financial accounting, financial analysis, and SEC reporting and compliance skills to Mix1 Life, Inc. (the “Company”). Mr. Larson co-founded Cash Systems, a financial services company affiliated with the gaming industry, in 1999. He served as the company’s CFO until 2006 as the business grew from $600,000 to over $100 million in revenue and traded on the NASDAQ exchange. Mr. Larson has served as President of National Cash & Credit, a successful financial services company, from 2006 to present. Mr. Larson also serves on the boards of directors of Hondo Minerals Corporation (HMNC) and Mill City Ventures III, Ltd. (MCVT).

Lee Coleman – Mr. Coleman is a brand marketing, product and business development professional with experience working with CEOs and CMOs to develop media and marketing partnerships that are multi-platform and integrated. For the past twelve (12) years, Mr. Coleman was employed in several positions at Viacom, Inc. (NASDAQ: VIA) starting as an Account Executive for Vh1 and CMT, and working his way up to Director of New Business Development, Vice President of New Business Development for Viacom’s MTV Network, and eventually Vice President of Global Business Development for MTV Networks. Most recently, as Vice President of Global Business Development for MTV, Mr. Coleman spearheaded the Business Development sales team while working in tandem with Viacom global offices, focusing on new client and business for MTV Networks and Global Music and Entertainment Clusters. Additionally, Mr. Coleman developed and created multi-network and partnership programs on a global basis, working with CEO’s and client marketing teams to create customized multi-platform solutions to multi-faceted marketing strategies, and interfaced with all divisions of the MTV Networks organization to develop traditional and non-traditional revenue business programs. Mr. Coleman’s industry expertise and innovative style provided the opportunity to work with many companies over his career including Amazon.com, Starbucks, Taco Bell, Google, Netflix, 3M and Sony Electronics. In January 2014, Mr. Coleman was appointed as a member of the Board of Advisors for NOHO, Inc., a global premium functional lifestyle beverage company (OTC: DRNK) and since March 2014, has served on the Board of Advisors of MilkMoney.com, an online marketplace for sponsorships, product placement, bookings and endorsements. Mr. Coleman continues to be a lecturer on economic empowerment on such topics as business development, media, marketing and multi-platform engagement at institutions such as USC, UCLA and Pepperdine University. The Company believes that Mr. Coleman will be a valuable member of the Board of Directors based on his experience in marketing and domestic and global business development.

James S. Tonkin – Mr. Tonkin is a private sector brand marketing and development professional who has designed and implemented national infrastructure in the food and beverage industry. Mr. Tonkin has successfully created and implemented business and financial strategies for domestic and international firms focusing on: production and manufacturing; branding; sales; marketing; and distribution. In the last 15 years, Mr. Tonkin has promoted brand and marketing programs for many clients in the bottled water and functional food/beverage industries.

Mr. Tonkin began his career serving as Vice President and General Manager of a West Coast 7–Up Bottler from 1973 until 1982 where he produced, marketed and distributed carbonated soft drink brands including 7-UP, A&W Root Beer, Crush and Clearly Canadian. Mr. Tonkin then successfully pioneered both a domestic cheese production-distribution facility in northern California and a snack chip company known as Buffalo Chips from 1982 until 1983. Turning his interest back to healthier beverages, he became V.P. Marketing and Sales for the first ‘new age’ beverage in the U.S in 1983, Napa Naturals, which innovatively married natural white grape juice, natural flavoring and sparkling mineral water. Starting a private consultancy in 1986 called Healthy Brand Builders, Mr. Tonkin focused on brand management, sales and marketing. His industry expertise and innovative style provided the opportunity to work with many companies over his consulting career including Essentia Water, a nationally recognized structured water, Bio Essentials an innovative glucosamine beverage for joint health. Since 2008, Mr. Tonkin served on the Board of Advisors for Zico. The Company believes that Mr. Tonkin would be a valuable member of the Board of Directors based on his experience in branding and marketing in the beverage industry.

Steve Vande Loo – Mr. Vande Loo has over 30 years of experience with the Coca-Cola system in the field and headquarters and most recently held the title of National Vice President of Region Commercialization and Development for Coca-Cola Refreshments. During his tenure at Coca-Cola, from 1979 to 2012, Steve was responsible for creating marketing and brand-building strategies, overseeing operations in 7 regions in North America and Europe. Steve is also the Founder and President of Advanced Beverage Concepts in Atlanta, Georgia from 2012 to present.

Glen Williamson – Mr. Williamson has more than 30 years of entrepreneurial and executive level experience, primarily in the financial and operational aspects of companies. His strengths range from advanced capital formation to marketing as well as positioning people, products, concepts and companies. Glenn was a member of a global finance team working on a $3 billion Iridium satellite program in 2010.

During the last four years he served as Chairman and CEO and President of Kinetx Aerospace, a firm involved in deep space navigation and advanced satellite engineering, both civilian and military. He is Chairman of EPCOR Water USA as well, one of Arizona’s largest privately owned water utilities. He was also on the Board of Obsidian Strategics, a high-technology company involved in High Speed Wan Connectivity in the super computer industry, serving the Intelligence community.

From 1992 to 2000, Mr. Williamson served as Vice Chairman, Executive Vice President, Chief Operating Officer, and Treasurer of WAVO Corporation, a 200+ person International Digital Media Provider, listed on the NASDAQ. During his tenure, he was involved in the public offering and acquisition of half a dozen companies, as well as numerous financial strategic alliances around the world, such as Microsoft, Intel, Public Broadcasting Service, Virgin Entertainment Group, and Siemens-Albus in Switzerland.

Mr. Williamson also served on the Executive Committee of the Board of Directors of the Phoenix Zoo and chaired the Nominating Committee. He was a founding member of Social Venture Partners, a non-profit organization benefitting children and education. He also sat on the Executive Committee of the Board of Directors as well as chairing the nominating committee for American Rivers, a Washington D.C. based river advocacy group. He is also a "Visiting Speaker" at Thunderbird: The American Graduate School of International Management in Phoenix, Arizona.

Mr. Williamson has also been an Honorary Commander at Luke Air Force Base in Arizona, home to the 56th Fighter Wing of the U.S. Air Force, which is comprised of some 200 F-16 fighter aircraft. He is also currently a member of the Blue Blazer Squadron, a group of 56 Honorary Commanders operating under the Fighter country partnership. Additionally, he sits on the Arizona District Export Counsel Board, a position appointed by the U.S Secretary of Commerce.

Robert J. Goodmanson – Mr. Goodmanson has 30 years of experience in the investment banking industry. He founded and is CEO of Maxwell Simon, Inc., a FINRA- registered full service Broker-Dealer and a licensed registered Investment Advisory firm. Maxwell Simon’s focus is on institutional fixed income, advisory, private and public equity transactions. Prior to founding Maxwell Simon, Rob held senior positions at Tucker Anthony, Oakridge Financial and Robert W Baird. Mr. Goodmanson was a Senior Managing Director in charge of the Midwest and West divisions for Robert W. Baird. For 3 years he served on the FINRA Board of Governors for District 4 in Kanas City. He holds a BA from Hamline University in St. Paul, MN and successfully completed the multiyear Management Leadership Institute program at The Wharton School.

Identification of Significant Employees

We have no significant employees other than Cameron Robb, our President, Chief Executive Officer, Treasurer, Secretary and Director, and Christopher Larson, our Chief Financial Officer and Director, along with the additional Directors listed above.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

On July 14, 2014, the Company established an audit committee and adopted its audit committee charter. The Company does have an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors have sufficient financial expertise for overseeing financial reporting responsibilities.

The Company’s audit committee consists of three independent members of the board of directors. The audit committee’s duties include, but are not limited to, recommending to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Conduct and Ethics

On July 14, 2014, the Company’s Board of Directors established and adopted a Code of Conduct and Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Code is attached hereto as Exhibit 14.01 and is incorporated herein by reference. Additionally, a written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended. Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation accrued or paid to our executive officers during the twelve month periods ended August 31, 2014 and 2013:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
Cameron Robb (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, Director, Secretary and Treasurer	2014	90,000	-0-	156,500	-0-	-0-	-0-	-0-	246,500
Christopher Larson(3)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO and Director	2014	60,000	-0-	102,500	-0-	-0-	-0-	-0-	162,500
Juan Tellez(4)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Officer and Director	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark Zouvas(5) Former Officer and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Officer and Director	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

_______________

(1)	The Total Salaries noted represent salaries that have been accrued. No cash salaries have been paid by the Company.
(2)

Cameron Robb was appointed as President, CEO, CFO, Director, Secretary, Treasurer and Director of the Company on August 28, 2013. On June 24, 2014, Mr. Robb resigned as CFO and appointed Mr. Chris Larson.

(3)	Christopher Larson was appointed as a director of the Company on April 21, 2014 and was appointed as CFO on June 24, 2014.
(4)	Juan Tellez resigned as the sole officer and director of the Company on August 28, 2013.
(5)	Mark Zouvas resigned as the sole officer and director of the Company on May 6, 2013.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

Other than as disclosed above, no executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

On July 14, 2014, the Company’s Board of Directors established a compensation committee of the Board of Directors and adopted a Compensation Committee Charter. The Compensation Committee is made up of three independent members of the Board of Directors, each of whom will serve for a term of one year. The purpose of the Committee is to assist the Board in fulfilling its oversight responsibilities related to the Company’s compensation structure and compensation, including equity compensation, if any, paid by the Company.

Compensation of Directors

Our directors receive an annual salary consisting of: 1) Ten Thousand ($10,000) dollars per year, which shall be earned and paid on a quarterly basis; and 2) Six Thousand Six Hundred Sixty Seven (6,667) restricted shares of the Corporation’s common stock per year, valued at a fixed cost basis of $1.50 per share (the “Shares”), with 25% of the Shares deemed earned per fiscal quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 18, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Cameron Robb (3) 10575 N. 114th St., Suite 103 Scottsdale, AZ 85259	Common	901,535	7.929%
Christopher Larson (4) 10575 N. 114th St., Suite 103 Scottsdale, AZ 85259	Common	884,069	7.776%
Robert J. Goodmanson(5) 10575 N. 114th St., Suite 103 Scottsdale, AZ 85259	Common	5,001	0.044%
Glenn Williamson(6) 10575 N. 114th St., Suite 103 Scottsdale, AZ 85259	Common	5,001	0.044%
James S. Tonkin(7) 10575 N. 114th St., Suite 103 Scottsdale, AZ 85259	Common	5,001	0.044%
Lee Coleman(8) 10575 N. 114th St., Suite 103 Scottsdale, AZ 85259	Common	7,001	0.062%
Steve Vande Loo(9) 10575 N. 114th St., Suite 103 Scottsdale, AZ 85259	Common	5,001	0.044%
All Officers and Directors as a Group	Common	1,812,609	15.943%
Mix1 LLC(10) 8340 East Raintree Drive Building D Scottsdale, AZ 85260	Common	3,333,334	29.319%
All Beneficial Owners as a Group	Common	3,333,334	29.319%

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 11,369,111 issued and outstanding shares of common stock as of November 18, 2014.

(3) Cameron Robb is a Director and the Company's President, CEO, Secretary, and Treasurer. His beneficial ownership includes 901,535 common shares directly owned.

(4) Christopher Larson is a Director and the Company’s CFO. His beneficial ownership includes 50,585 common shares directly owned, 150 shares owned indirectly by Mr. Larson’s minor child, and 833,334 common shares held in the name of Mix Development Group LLC, an Arizona limited liability company controlled by Mr. Larson.

(5) Robert J. Goodmanson is member of the Company’s Board of Directors. His beneficial ownership includes 5,001 common shares directly owned.

(6) Glenn Williamson is member of the Company’s Board of Directors. His beneficial ownership includes 5,001 common shares directly owned.

(7) James S. Tonkin is member of the Company’s Board of Directors. His beneficial ownership includes 5,001 common shares directly owned in his name and indirectly by his company, Healthy Brand Builders.

(8) Lee Coleman is member of the Company’s Board of Directors. His beneficial ownership includes 7,001 common shares directly owned.

(9) Steve Vande Loo is member of the Company’s Board of Directors. His beneficial ownership includes 5,001 common shares directly owned in his name and indirectly by his company, Advanced Beverage Concepts.

(10) Mix1 LLC is an Arizona limited liability company. Mix 1 LLC’s beneficial ownership includes 3,333,334 common shares acquired pursuant to the acquisition of Mix 1 assets in August 2013.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Cameron Robb and Christopher Larson are not independent directors because they both hold positions as executive officers of the Company, however, Robert J. Goodmanson, Glenn Williamson, James S. Tonkin, Lee Coleman, and Steve Vande Loo are independent directors.

Related Party Transactions

During the years ended August 31, 2014 and 2013, the Company had the following related party transactions:

	2014		2013
	Shares	Amount	Shares	Amount
Common stock issued for directors and officers' fees	63,333	$148,999	-	$-
Common stock issued for consulting and payroll services- Related parties	167,139	295,709	-	-
	230,472	$444,708	-	$-

As of August 31, 2014 and 2013, the Company owed $349,038 and $18,716 respectively to several principal shareholders for cash advances used in operations. During the year ended August 31, 2014 the Company paid the chief financial officer $212,826 in accounting services and consulting fees. The Company also paid $24,000 to a stockholder of the Company for consulting and web related services. No consulting fees were paid to these individuals in the year ended August 31, 2013.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•	Disclosing such transactions in reports where required;
•	Disclosing in any and all filings with the SEC, where required;
•	Obtaining disinterested directors consent; and
•	Obtaining shareholder consent where required.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2014	Year Ended August 31, 2013
Audit fees	$37,676	$-0-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$37,676	$-0-

Audit Fees

During the fiscal year ended August 31, 2014, we incurred approximately $37,676 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended August 31, 2014.

During the fiscal year ended August 31, 2013, we incurred approximately $0 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended August 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 10, 2009	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2012	Filed with the SEC on October 3, 2012 as part of our Current Report on Form 8-K.
3.01(c)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 10, 2014	Filed herewith.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
14.01	Code of Conduct and Ethics	Filed herewith.
16.01	Letter to SEC from Ron R. Chadwick P.C. dated September 30, 2013	Filed with SEC on October 3, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

_______________

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIX 1 LIFE, INC.

Dated: November 28, 2014	/s/ Cameron Robb
By: Cameron Robb
Its: President, Chief Executive Officer, Secretary & Treasurer

/s/ Christopher Larson
By: Christopher Larson
Its: Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 28, 2014	/s/ Cameron Robb
Cameron Robb - Director

/s/ Robert J. Goodmanson
Robert J. Goodmanson – Director

/s/ Glenn Williamson
Glenn Williamson – Director

/s/ Steve Vande Loo
Steve Vande Loo – Director

/s/ Christopher Larson
Christopher Larson – Director

/s/ James S. Tonkin
James S. Tonkin – Director

/s/ Lee Coleman
Lee Coleman – Director

