Form 10-Q
period 2014-11-30
MIX 1 LIFE, INC.
filed 2015-01-20
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	EIN 68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

10575 N. 114th Street, Suite 103

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

As of January 13, 2015, the registrant had 11,369,111 shares of common stock issued and outstanding.

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

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Balance Sheets as of November 30, 2014 (unaudited) and August 31, 2014 (audited)	4

Statements of Operations (unaudited) for the three months ended November 30, 2014 and 2013; and the period from inception (June 10, 2009) to November 30, 2014	5

Statements of Cash Flows (unaudited) for the three month period ended November 30, 2014 and 2013; and the period from inception (June 10, 2009) to November 30, 2014	6

Notes to the unaudited Financial Statements	7

Mix 1 Life, Inc.

 (A Development Stage Company)

BALANCE SHEETS

	November 30,	August 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,673	$91,794
Inventory, lower of cost or market, principally first-in, first-out	461,102	580,607
Accounts receivable	241,164	-
Notes receivable	234,900	-
Other current assets	51,695	27,963

Total Current Assets	1,035,534	700,364
Fixtures and Equipment, net of accumulated depreciation of $620 at November 30, 2014 and $413 at August 31, 2014	5,168	5,375
Ingredient Specifications, Branding, and Other Intangible Assets, net of accumulated amortization of $429,643 at November 30 2014, and zero at August 31, 2014	19,450,357	19,880,000

TOTAL ASSETS	$20,491,059	$20,585,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$111,767	$218,330
Accounts payable - related parties	263,458	349,038
Note payable - premium finance	6,307	15,932

Total Current Liabilities	381,532	583,300

12% Senior Secured Convertible Debentures	750,000	500,000

Total Liabilities	1,131,532	1,083,300

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized 11,418,740 and 10,880,796 shares issued and outstanding at November 30, 2014 and August 31, 2014 respectively	11,419	10,881
Additional paid-in capital	22,430,242	21,547,848
(Deficit) accumulated during the development stage	(3,082,134)	(2,056,290)

Total Shareholders' Equity	19,359,527	19,502,439

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,491,059	$20,585,739

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the three months ended November 30, 2014 and 2013 and

For the Period from June 10, 2009 (Inception) to November 30, 2014

(Unaudited)

			Period from
			June 10, 2009
			(Inception) to
	2014	2013	November 30, 2014

Gross Sales	$242,476	$-	$244,480
Costs of goods sold	(212,040)	-	(218,806)
Gross Margin	30,436	-	25,674

Operating Expenses
Selling and marketing	44,316	24,195	146,243
Corporate general and administrative	488,226	273,624	1,924,055
Depreciation and amortization expense	429,850	-	430,263
Total operating expenses	962,392	297,819	2,500,561

Loss from Operations	(931,956)	(297,819)	(2,474,887)

Other (Expenses)
Interest expense	(93,888)	-	(607,247)

Loss before income taxes	(1,025,844)	(297,819)	(3,082,134)

Provision from Income Taxes	-	-	-

Net (Loss)	$(1,025,844)	$(297,819)	$(3,082,134)
(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	11,154,682	9,770,000
(Loss) per share	$(0.09)	$(0.03)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

For the three months ended November 30, 2014 and 2013 and

For the Period from June 10, 2009 (Inception) to November 30, 2014

(Unaudited)

	2014	2013	Period from June 10, 2009 (Inception) to November 30, 2014
Cash flows from operating activities:
Net (loss)	$(1,025,844)	$(297,819)	$(3,082,134)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	29,655	71,500	66,935
Common stock issued for services - related parties	78,601	30,000	374,310
Common stock issued for officers' and directors' fees	17,504	84,000	166,503
Common stock issued for interest	2,502	-	2,502
Convertible note loan fees	-	-	194,445
Valuation of warrants on convertible debt	74,920	-	350,716
Depreciation and Amortization	429,850	-	430,263
Changes in Current Assets and Liabilities
Inventory	119,505	-	(461,102)
Accounts receivable	(241,164)	-	(241,164)
Notes receivable	(234,900)	-	(234,900)
Other current assets	(23,732)	-	(51,695)
Accounts payable and accrued liabilities	(106,563)	-	111,767
Accounts payable - related parties	(85,580)	89,726	263,458
Net cash (used) in by operating activities	(965,246)	(22,593)	(2,110,096)

Cash flows from investing activities:
Purchase of office equipment	-	-	(5,788)

Net cash provided by (used in) investing activities	-	-	(5,788)

Cash flows from financing activities
Loans from officer	-	22,600	33,400
Repayments to officer	-	-	(30,400)
Convertible note proceeds	250,000	-	750,000
Sale of common stock	679,750	20,000	1,403,250
Premium finance payments	(9,625)	-	6,307
Net cash provided by financing activities	920,125	42,600	2,162,557
Net increase in cash and cash equivalents	(45,121)	20,007	46,673
Cash and cash equivalents, beginning of year	91,794	-	-
Cash and cash equivalents, end of year	$46,673	$20,007	$46,673

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$16,466	$-	$49,060
Income taxes	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued for purchase of Mix1 assets	$-	$-	$19,880,000
Purchase of Mix1 assets	-	-	(19,880,000)
Forgiveness of debt - Officer	-	-	(3,000)
Forgiveness of debt contributed to capital	-	-	3,000
Cancellation of common stock	-	-	(3,333)
Cancellation of common stock - paid in capital	-	-	3,333
Cashless exercise of warrants	-	-	374
Cashless exercise of warrants - paid in capital	-	-	(374)
	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Mix1 Life, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company is in the development stage as defined under statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.” On August 27, 2013, the Company purchased all of the product specifications and branding of Mix1 nutritional products.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on its 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended August 31, 2014, as reported in the Form 10-K, have been omitted.

There financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has limited cash and, as yet, has not generated any substantial revenues, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from investors and/or issuance of common shares.

Note 2 – Stock Transactions

During the three months ending November 30, 2014, the Company sold 453,167 shares of its common stock in private placements for $1.50 per share. There were 19,270 shares of common stock issued to non-related parties for various services rendered to the Company valued at $29,655, 52,401 shares of common stock issued to related parties as payroll and consulting fees valued at $78,601, and 834 shares of common stock issued as interest expense valued at $2,502. There were 11,669 shares issued as officer and directors fees valued at $17,504.

Note 3- Note Receivable

In October 2014, the Company loaned $234,900 to a beverage distributor and consulting firm with which it does business. The note is a 5 percent simple interest note due December 1, 2014.

Note 4 – Convertible Note

During the three months ending November 30, 2014 the Company entered into a convertible debt agreement for $250,000. Terms of this transaction include annual interest rate of 12% due November 5th, 2016, the option to convert debt into equity at $3.00 per share, and 41,667 stock purchase warrants. The warrants were valued using the Black Scholes valuation method at $74,290 calculated using a stock price of $6.13, a 5 year term, risk-free rate of interest of 1.64% and a volatility of 17.37%.

Note 5 – Subsequent Events

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

We recently partnered with a large specialty beverage manufacturer on the production of our three flavors. Our first production run of the reformulated beverages was in May 2014, and we intend to distribute to a targeted set of retailers in the western United States. We began distribution of the Mix1 products in June 2014. Our objective during 2015 is to bring the Mix1 brand back into circulation via direct store delivery (“DSD”) and natural distributors in many of the same markets and stores that previously carried Mix1 (including national retail chains). We expect significant revenue growth beginning in of 2015 as we expand distribution, sales and marketing activities.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED NOVEMBER 30, 2014 COMPARED TO THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2013.

Operating and Net Loss

Our net loss for the three month period ended November 30, 2014 was $1,025,844 compared to a net loss of $297,819 during the three month period ended November 30, 2013. Our net loss for the year ended August 31, 2014 was $1,995,519 compared to a net loss of $32,771 for the year ended August 31, 2013. Our net loss from inception (June 10, 2009) to November 30, 2014 was $3,082,134. During the three month period ended November 30, 2014, the Company did not generate any substantial revenue.

Operating expenses for the three month period ended November 30, 2014 were $962,392 and is comprised of selling and marketing, corporate general and administrative expenses, and depreciation and amortization expenses. Operating expenses for the three month period ended November 30, 2013 were $297,819 comprised of selling and marketing, corporate general and administrative expenses. Total operating expenses since inception (June 10, 2009) to November 30, 2014 was $2,500,561.

The weighted average number of shares outstanding was 11,154,682 for the three month period ended November 30, 2014 and 9,770,000 for the three month period ended November 30, 2013. The weighted average number of shares outstanding was 10,013,939 for the year ended August 31, 2014.

Financial Condition

As of November 30, 2014, our total assets were $20,491,059 as compared to $20,585,739 as of August 31, 2014, and our total liabilities as of November 30, 2014 were $1,131,532 as compared to $1,083,300 as of August 31, 2014.

As of November 30, 2014 the Company’s cash balance was $46,673 compared to $91,794 at August 31, 2014.

Stockholders’ equity was $19,359,527 as of November 30, 2014 as compared to $19,502,439 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2014, net cash flows used in operating activities was $965,246. For the three month period ended November 30, 2013, net cash flows used in operating activities was $22,593. From Inception (June 10, 2009) through November 30, 2014, net cash used in operating activities was $2,110,096.

Cash Flows from Investing Activities

For the three month period ended November 30, 2014, net cash flows used in investing activities was $NIL. For the three month period ended November 30, 2013, net cash flows used in investing activities was $NIL. From Inception (June 10, 2009) through November 30, 2014, net cash used in investing activities was $5,788.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended November 30, 2014, there was $920,125 net cashed provided by financing activities which consisted of $250,000 cash generated from convertible note proceeds and $679,750 cash generated for the sale of common stock, offset by $9,625 in premium finance payments. For the three month period ended November 30, 2013, there was $42,600 net cash provided by financing activities, consisting of $22,600 in loans from officers and $20,000 from the sale of common stock. For the period from inception (June 10, 2009) to November 30, 2014, net cash provided by financing activities was $2,162,557.

Liquidity and Capital Resources

As of November 30, 2014 the Company’s cash balance was $46,673 compared to $91,794 at August 31, 2014.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended August 31, 2014, filed with the SEC on November 28, 2014 and incorporated by reference herein.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We did not implement appropriate information technology controls – As at November 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

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

Since inception to November 30, 2014, the Company has generated virtually no revenue but has incurred $2,500,561 in operating expenses. In the foreseeable future, we expect to continue to incur significant operating losses and to not be profitable. No assurance can be given that we can ever achieve profitability. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our current cash holdings are insufficient to meet our cash requirements. Accordingly, we will need to raise additional capital to continue our business and if we are unable to do so, we will be forced to delay, reduce or cease our operations.

Our current cash and cash equivalents are insufficient to meet our anticipated cash requirements. At November 30, 2014, we had $46,673 in cash. We will need to raise additional capital immediately to continue our business operations. We cannot be certain that we will be able to raise sufficient capital or that our actual cash requirements will not be greater than anticipated. Further, financing opportunities may not be available to us, or if available, may not be available on favorable terms. The availability of financing opportunities will depend on various factors, such as market conditions and our financial condition and outlook. In addition, if we raise additional funds, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain financing on terms favorable to us, or at all, we will be unable to continue operations.

We have a “going concern” opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern. Since inception to November 30, 2014, the Company has incurred losses resulting in an accumulated deficit of $3,082,134. The “going concern” opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, our ability to continue our operations will be significantly impaired. As a result we may have to liquidate our business and investors may lose their investments. Investors should consider our independent registered public accountant’s comments when deciding whether to invest in the Company.

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

Our ability to sell our products to distributors or directly to retailers is critical to our success. We believe that our existing distribution channels are adequate to sell our products, however, we have no long-term contracts with these distributors or retailers and they could terminate their relationships with us at any time which would disrupt our business and force us to look for new strategic relationships. We believe that there are several alternative distributors and retailers with whom we could establish strategic relationships; however, we may spend considerable amounts of time, money and resources establishing these relationships which could divert management’s attention and disrupt our business. Any disruption in our business could have an adverse impact on our results of operations and financial condition.

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

Our Articles of Incorporation and any amendments thereto, contain a provision limiting the liability of our officers and directors for damages as a result of their acts or failures to act, except for acts involving intentional misconduct, fraud or a knowing violation of law. This limitation on liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our stockholders from suing our officers and directors based upon breaches of their duties to our Company.

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

On October 20, 2014, the Company issued 453,167 shares of restricted common stock to ten Non-US investors under Regulation S, pursuant to Subscription and Purchase Agreements dated between June and October 2014, at a cost basis of $1.50 per share.

On November 5, 2014, the Company issued 170,834 shares of restricted common stock. Of the 170,834 shares, 2,500 shares were issued as compensation for advertising services rendered to the Company, 1,667 shares were issued to a member of the Board of Directors in lieu of cash compensation, and 166,667 shares were issued to one investor pursuant to a Subscription Agreement dated October 21, 2014.

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

2. Subsequent Issuances:

On December 15, 2014, the Company authorized the issuance of 52,067 restricted shares of common stock as compensation to seven parties for services rendered to the Company, at a cost basis of $1.50 per share. As of the date of this report, the shares have not yet been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 10, 2009	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2012	Filed with the SEC on October 3, 2012 as part of our Current Report on Form 8-K.
3.01(c)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 10, 2014	Filed with SEC on November 28, 2014 as part of our annual report on Form 10-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
14.01	Code of Conduct and Ethics	Filed with SEC on November 28, 2014 as part of our annual report on Form 10-K.
16.01	Letter to SEC from Ron R. Chadwick P.C. dated September 30, 2013	Filed with SEC on October 3, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MIX 1 Life, Inc.

Dated: January 20, 2015	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer

Dated: January 20, 2015	By:	/s/ Christopher Larson
Christopher Larson Chief Financial Officer

