Form 10-Q
period 2015-02-28
MIX 1 LIFE, INC.
filed 2015-04-14
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 28, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

10575 N. 114th Street, Suite 103

Scottsdale, AZ 85259

480-344-7770

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 13, 2015, the registrant had 11,383,111 shares of common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MIXX" refers to Mix 1 Life, Inc.

2

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

TABLE OF CONTENTS

Balance Sheets as of February 28, 2015 (unaudited) and August 31, 2014 (audited)	F-2

Statements of Operations (unaudited) for the three months ended February 28, 2015 and 2014; and six months ended February 28, 2015 and 2014.	F-3

Statements of Cash Flows (unaudited) for the six month period ended February 28, 2015 and 2014.	F-4

Notes to the unaudited Financial Statements	F-5

Mix 1 Life, Inc.

BALANCE SHEETS

	February 28, 2015	August 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$42,596	$91,794
Inventory, lower of cost or market, principally first-in, first-out	183,845	580,607
Accounts receivable	736,868	-
Notes receivable	129,900	-
Other current assets	14,733	27,963

Total Current Assets	1,107,942	700,364

Fixtures and Equipment, net of accumulated depreciation of $964 at February 28, 2015 and $413 at August 31, 2014	16,324	5,375
Ingredient Specifications, Branding, and Other Intangible Assets, net of accumulated amortization of $859,287 at February 28 2015, and zero at August 31, 2014	19,020,713	19,880,000

TOTAL ASSETS	$20,144,979	$20,585,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$152,062	$218,330
Accounts payable - related parties	367,521	349,038
Note payable - premium finance	14,733	15,932

Total Current Liabilities	534,316	583,300

12% Senior Secured Convertible Debentures	1,384,000	500,000

Total Liabilities	1,918,316	1,083,300

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized 11,486,670 and 10,880,796 shares issued and outstanding at February 28, 2015 and August 31, 2014 respectively	11,487	10,881
Additional paid-in capital	22,684,063	21,547,848
Accumulated (deficit)	(4,468,887)	(2,056,290)

Total Shareholders' Equity	18,226,663	19,502,439

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,144,979	$20,585,739

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2015 and 2014

(Unaudited)

	Three month ended February 28, 2015	Three month ended February 28, 2014	Six month ended February 28, 2015	Six month ended February 28, 2014

Gross Sales	$506,756	$-	$749,231	$-
Customer incentives, discounts, returns, and allowances	(2,381)	-	(2,381)	-
Net sales	504,375	-	746,850	-

Cost of goods sold	445,667	-	657,707	-

Gross Margin	58,708	-	89,143	-

Operating Expenses
Selling and marketing	324,817	16,201	369,133	23,934
Corporate general and administrative	475,372	459,650	963,597	749,736
Depreciation and amortization expense	429,988	-	859,838	-
Total operating expenses	1,230,177	475,851	2,192,568	773,670

Loss from Operations	(1,171,469)	(475,851)	(2,103,425)	(773,670)

Other (Expenses)
Interest expense	(215,284)	(402,396)	(309,172)	(402,396)

Loss before income taxes	(1,386,753)	(878,247)	(2,412,597)	(1,176,066)

Provision from Income Taxes	-	-	-	-

Net (Loss)	$(1,386,753)	$(878,247)	$(2,412,597)	$(1,176,066)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	11,441,513	9,885,338	11,297,073	9,856,718
(Loss) per share	$(0.12)	$(0.09)	$(0.21)	$(0.12)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF CASH FLOW

For the six months ended February 28, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net (loss)	$(2,412,597)	$(1,176,066)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	29,655	-
Common stock issued for services - related parties	150,202	194,780
Common stock issued for officers' and directors' fees	37,497	114,000
Common stock issued for interest	22,683	-
Convertible note loan fees	-	194,445
Valuation of warrants on convertible debt	259,434	196,835
Depreciation and Amortization	859,838	-
Changes in Current Assets and Liabilities
Inventory	396,762	-
Accounts receivable	(736,868)	-
Notes receivable	(129,900)	-
Other current assets	13,230	(44,070)
Accounts payable and accrued liabilities	(66,268)	68,322
Accounts payable - related parties	18,483	24,352
Net cash (used) in by operating activities	(1,557,849)	(427,402)

Cash flows from investing activities:
Purchase of vehicles	(11,500)	(5,788)

Net cash provided by (used in) investing activities	(11,500)	(5,788)

Cash flows from financing activities
Loans from officer	-	30,400
Repayments to officer	-	(25,833)
Convertible note proceeds	884,000	500,000
Sale of common stock	637,350	283,000
Note payable payment	(1,199)	-

Net cash provided by financing activities	1,520,151	787,567

Net increase in cash and cash equivalents	(49,198)	354,377
Cash and cash equivalents, beginning of year	91,794	-

Cash and cash equivalents, end of year	$42,596	$354,377

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$26,466	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2015

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

The Company adopted the provisions of FASB Accounting Standards Update No. 2014-10 Development Stage Entities (Topic 915) (“the Update”) in these financials statements.  The Update removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  For the public business entities, the amendment is effective for annual reporting periods beginning after December 14, 2014.  The requirements of this pronouncement do not have a material effect on the financial statements.

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

Note 2 – Concentration

During the six months ended February 28, 2015, the Company had revenues and receivable of $746,850 and $736,868, respectively.  Of these amounts, 93% of the revenues and 95% of the receivable were from Shadow Beverage and Snack, LLC.

Note 3 – Stock Transactions

During the six months ending February 28, 2015, the Company sold 483,834 shares of its common stock in private placements for $1.50 per share.  There were 75,434 shares of common stock issued to related parties as payroll and consulting fees valued at $150,201, 19,167 shares were issued as officer and directors fees valued at $37,497, and 7,561 shares of common stock were issued as interest expense valued at $22,683.

Note 4 – Convertible Notes

During the six months ending February 28, 2015 the Company entered into convertible debt agreements for $884,000. Terms of these transactions include an annual interest rate of 12% due in two years, the option to convert debt into equity at $3.00 per share, and 147,335 stock purchase warrants.  The warrants were valued using the Black Scholes valuation method at $259,429 calculated using a stock price of $6.12, a 5 year term, risk-free rate of interest of 1.64% and a volatility of 16.12%.

Note 5 – Subsequent Events

On March 31, 2015, the Company and Shadow Beverages and Snack, LLC, an Arizona limited liability company, closed upon that certain Asset Purchase Agreement for the purchase of the "No Fear" brand asset from Shadow.  Shadow's interest in the No Fear brand is in the form of an exclusive Trademark and License Agreement between Shadow and No Fear International wherein Shadow was granted exclusive licensing and distribution of the No Fear drink within the United States of America. The Company acquired One Hundred Percent (100%) of Shadow's interest in the No Fear brand only for an aggregate purchase price of Twelve Million Two Hundred Thousand ($12,200,000) USD.

We have evaluated events and transactions after the balance sheet date to the date these financial statements were released for filing.  Except as stated above, we did not have any material subsequent events that would require disclosure in these financial statements.

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

On August 27, 2013, the Company entered into a Definitive Agreement (the “Definitive Agreement”) with Mix1 LLC, an Arizona company, “Mix1.” Pursuant to the Definitive Agreement, the Company acquired 100% of certain assets owned by Mix1, including, but not limited to, access to the Mix1 brand name, product formulas, packaging design specifications, vendor/supplier lists, market research reports, product sales sheets, social media assets, other work product and full rights to market and sell such assets and conduct business with the assets (the “Acquisition”). In exchange for the assets, the Company issued 3,333,333, post reverse, new shares of common stock to Mix1. On September 12, 2013, the Company changed its name to Mix1 Life, Inc. to reflect its new business. On November 1, 2013, the Company changed its trading symbol from “ANTR.OB” to “MIXX.OB”. The Company is now focused on the continued development, marketing, sales and distribution of Mix1 protein drinks.

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

Mix1’s product development was finalized and market tested in such national retailers as Whole Foods, Kroger, Ralphs and Bristol Farms. Mix1 is the premium nutritional shake made with natural ingredients and vitamins and minerals. Complete balanced macronutrient mix: protein, vitamins and minerals, fiber, healthy fat, antioxidants, no artificial sweeteners or preservatives. Mix1 began to manufacture and distribute these products in 2014.

On March 31, 2015, the Company completed the acquisition of the “No Fear” exclusive beverage license asset from Shadow Beverages and Snacks LLC, as reported on Form 8-K on April 6, 2015. Pursuant to the acquisition, the Company will begin distributing the No Fear brand products in the third fiscal quarter of 2015.

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

Over the last twelve months, we have reformulated and re-packaged three Mix1 shake flavors (Blueberry Vanilla, Strawberry Banana, and Chocolate) in order to strengthen our mass consumer appeal. Key product and strategy changes include:

•	Improving the overall taste.
•	Significantly increasing protein content.
•	Developing high impact bottle and packaging.
•	Targeting optimal product placement in grocery channel (beverage versus weight management).
•	Planning for channel diversification to include convenience, wholesale club and mass retailers.

We recently partnered with a large specialty beverage manufacturer on the production of our three flavors. Our first production run of the reformulated beverages was in May 2014, and we intend to distribute to a targeted set of retailers in the western United States. We began distribution of the Mix1 products in June 2014. Our objective during 2015 is to bring the Mix1 brand back into circulation via direct store delivery (“DSD”) and natural distributors in many of the same markets and stores that previously carried Mix1 (including national retail chains). Currently, Mix 1 products are sold and can be found in retail market chains/grocery stores such as Fry’s, Albertsons, Sprouts, Hi-Health, and various independent retailers. We expect significant revenue growth beginning in 2015 as we expand distribution, sales and marketing activities.

RESULTS OF OPERATIONS

Operating and Net Loss

Our net loss for the six month period ended February 28, 2015 was $2,412,597 compared to a net loss of $1,176,066 during the six month period ended February 28, 2014. Our net loss for the year ended August 31, 2014 was $1,995,519 compared to a net loss of $32,771 for the year ended August 31, 2013. The Company generated revenue of $506,756 for the three months ended February 28, 2015 and $749,231 for the six months ended February 28, 2015.

Operating expenses for the three month period ended February 28, 2015, were $1,230,177 and is comprised of selling and marketing, corporate general and administrative expenses, and depreciation and amortization expenses. Operating expenses for the three month period ended February 28, 2014 were $475,851. Total operating expenses for the six month period ended February 28, 2015 was $2,192,568 in comparison to $773,670 for the six month period ended February 28, 2014.

The weighted average number of shares outstanding was 11,441,513 for the three month period ended February 28, 2015 as compared to 9,885,338 for the three month period ended February 28, 2014. The weighted average number of shares outstanding was 11,297,073 for the six month period ended February 28, 2015 as compared to 9,856,718 for the six month period ended February 28, 2014. The weighted average number of shares outstanding was 10,013,939 for the year ended August 31, 2014.

Financial Condition

As of February 28, 2015, our total assets were $20,144,979 as compared to $20,585,739 as of August 31, 2014, and our total liabilities as of February 28, 2015 were $1,918,316 as compared to $1,083,300 as of August 31, 2014.

As of February 28, 2015 the Company’s cash balance was $42,596 compared to $91,794 at August 31, 2014.

Stockholders’ equity was $18,226,663 as of February 28, 2015 as compared to $19,502,439 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2015, net cash flows used in operating activities was $1,557,849. For the six month period ended February 28, 2014, net cash flows used in operating activities was $427,402.

Cash Flows from Investing Activities

For the six month period ended February 28, 2015, net cash flows used in investing activities was $11,500. For the six month period ended February 28, 2014, net cash flows used in investing activities was $5,788.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended February 28, 2015, there was $1,520,151 net cashed provided by financing activities which consisted of $884,000 cash generated from convertible note proceeds and $637,350 cash generated for the sale of common stock, offset by $1,199 in note payable payments. For the six month period ended February 28, 2014, there was $787,567 net cash provided by financing activities, consisting of $30,400 in loans from officer, offset by $25,833 in repayments to an officer, $500,000 cash generated from convertible note proceeds, and $283,000 from the sale of common stock.

Liquidity and Capital Resources

As of February 28, 2015, the Company’s cash balance was $42,596 compared to $91,794 at August 31, 2014.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States (“GAAP”). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended August 31, 2014, filed with the SEC on November 28, 2014, and incorporated by reference herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

•

We did not implement appropriate information technology controls – As at February 28, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On December 15, 2014, the Company issued 52,067 restricted shares of common stock as compensation to seven parties for services rendered to the Company, at a cost basis of $1.50 per share.

2. Subsequent Issuances:

On March 24, 2015, the Company issued 14,000 shares of restricted common stock to eight people pursuant to the private subscription and purchase agreements, each dated December 5, 2014, at a cost basis of $1.50 per share.

On March 31, 2015, the Company authorized the issuance of 1,300,138 shares of restricted common stock to be issued to Shadow Beverage and Snacks LLC, cost basis $6.00, pursuant to the closing of the Asset Purchase Agreement dated March 31, 2015. As of the date of this report, the shares have not yet been issued.

On March 31, 2015, the Company authorized the issuance of 16,667 restricted shares of common stock to one investor pursuant to a subscription and purchase agreement dated January 9, 2015, cost basis $1.50 per share; 5,831 restricted shares of common stock to seven parties as compensation for services rendered to the Company as a member of the Board of Directors, at a cost basis of $3.00 per share; 24,700 restricted shares of common stock to five parties as compensation for services rendered to the Company, cost basis of $3.00 per share; and 6,727 shares of restricted common stock to seven parties as payment for interest owed by the Company, cost basis $3.00 per share. As of the date of this report, the shares have not yet been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.01(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 10, 2009	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.01(b)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2012	Filed with the SEC on October 3, 2012 as part of our Current Report on Form 8-K.
3.01(c)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on February 10, 2014	Filed with SEC on November 28, 2014 as part of our annual report on Form 10-K.
3.02	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.01	Asset Purchase Agreement by and among the Company and Shadow Beverages and Snack, LLC, dated March 31, 2015	Filed with SEC on April 6, 2015 as part of our Current Report on Form 8-K.
14.01	Code of Conduct and Ethics	Filed with SEC on November 28, 2014 as part of our annual report on Form 10-K.
16.01	Letter to SEC from Ron R. Chadwick P.C. dated September 30, 2013	Filed with SEC on October 3, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

___________

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIX 1 Life, Inc.

Dated: April 14, 2015	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer

Dated: April 14, 2015	By:	/s/ Christopher Larson
Christopher Larson Chief Financial Officer

