Form 10-Q
period 2015-05-31
MIX 1 LIFE, INC.
filed 2015-07-20
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended May 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-170091

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

16000 N. 80th Street, Suite E

Scottsdale, AZ 85260

480-344-7770

(Address and telephone number of principal executive offices)

10575 N. 114th Street, Suite 103

Scottsdale, AZ 85259

480-344-7770

(former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). ¨ Yes x No

As of July 13, 2015, the registrant had 13,053,912 shares of common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that reflect the views of the management of the Company with respect to certain future events. Forward-looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Words such as "expects," "should," "may," "will," "believes," "anticipates," "intends," "plans," "seeks," "estimates" and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass. You are cautioned not to place undue reliance on forward-looking statements. You are also urged to review and consider carefully the various disclosures made in the Company's other filings with the Securities and Exchange Commission ("SEC"), including amendments to those filings, if any. Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "MIXX" refers to Mix 1 Life, Inc.

2

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

TABLE OF CONTENTS

Balance Sheets as of May 31, 2015 (unaudited) and August 31, 2014 (audited)	F-2

Statements of Operations (unaudited) for the three and nine months ended May 31, 2015 and 2014	F-3

Statements of Cash Flows (unaudited) for the nine month periods ended May 31, 2015 and 2014	F-4

Notes to the unaudited Financial Statements	F-5

Mix 1 Life, Inc.

BALANCE SHEETS

	May 31,	August 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$635	$91,794
Accounts receivable	291,959	-
Inventory, lower of cost or market, principally first-in, first-out	508,121	580,607
Other current assets	141,139	27,963

Total Current Assets	941,854	700,364

Fixtures and Equipment, net of accumulated depreciation of $4,515 at May 31, 2015 and $413 at August 31, 2014	143,142	5,375

Ingredient Specifications, Branding, and Other Intangible Assets, net of accumulated amortization of $1,288,930 at May 31, 2015, and zero at August 31, 2014	30,614,168	19,880,000

TOTAL ASSETS	$31,699,164	$20,585,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Cash overdraft	$10,440	$-
Accounts payable and accrued liabilities	1,315,150	218,330
Accounts payable - related parties	476,603	349,038
Note payable - premium finance	8,507	15,932

Total Current Liabilities	1,810,700	583,300

12% Senior Secured Convertible Debentures	1,855,001	500,000
7.5% Senior Secured Convertible Debentures	2,310,000	-
12% Senior Secured Promissory Note	250,000	-

Total Liabilities	6,225,701	1,083,300

Shareholders' Equity:

Common Stock, $0.001 par value, 100,000,000 shares authorized 13,129,510 and 10,880,796 shares issued and outstanding at May 31, 2015 and August 31, 2014 respectively	13,130	10,881
Additional paid-in capital	31,534,653	21,547,848
Accumulated (deficit)	(6,074,320)	(2,056,290)

Total Shareholders' Equity	25,473,463	19,502,439

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,699,164	$20,585,739

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2015 and 2014

(Unaudited)

	Three Month	Three Month	Nine Month	Nine Month
	Ended	Ended	Ended	Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

Gross Sales	$777,339	$392	$1,526,570	$392
Customer incentives, discounts, returns, and allowances	(288,936)	-	(291,317)	-
Net sales	488,403	392	1,235,253	392

Cost of Goods Sold	434,807	479	1,092,514	479

Gross Margin	53,596	(87)	142,739	(87)

Operating Expenses
Selling and marketing	410,058	22,365	779,191	46,299
Corporate general and administrative	600,573	220,211	1,564,170	969,947
Depreciation and amortization expense	433,194	528	1,293,032	528
Total operating expenses	1,443,825	243,104	3,636,393	1,016,774

Loss from Operations	(1,390,229)	(243,191)	(3,493,654)	(1,016,861)

Other (Expenses)
Interest expense	(215,204)	(15,124)	(524,376)	(417,520)

Loss before Income Taxes	(1,605,433)	(258,315)	(4,018,030)	(1,434,381)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(1,605,433)	$(258,315)	$(4,018,030)	$(1,434,381)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	12,579,388	10,098,781	11,729,209	12,116,478
(Loss) per share	$(0.13)	$(0.03)	$(0.34)	$(0.12)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF CASH FLOW

For the nine months ended May 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net (loss)	$(4,018,030)	$(1,434,381)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	21,555	-
Common stock issued for services - related parties	152,707	194,780
Common stock issued for officers' and directors' fees	52,500	114,000
Commission paid for equity raise	-	(40,000)
Common stock issued for interest	74,522	-
Convertible note loan fees	-	194,445
Valuation of warrants on convertible debt	396,690	196,835
Depreciation and Amortization	1,293,032	528
Changes in Current Assets and Liabilities
Cash overdraft	10,440	-
Inventory	234,388	(159,952)
Accounts receivable	(751,229)	-
Notes receivable	(129,900)	-
Other current assets	(113,176)	(28,946)
Accounts payable and accrued liabilities	(403,180)	26,863
Accounts payable - related parties	127,565	170,682
Net cash (used) by operating activities	(3,052,116)	(765,146)

Cash flows from investing activities:
Purchase of Fixtures and Equipment	(126,869)	(32,788)

Net cash (used) by investing activities	(126,869)	(32,788)

Cash flows from financing activities
Loans from officer	-	30,400
Repayments to officer	-	(30,400)
Convertible note proceeds	1,355,001	500,000
Promissory Note proceeds	250,000	-
Sale of common stock	1,490,250	325,000
Note payable payment	(7,425)	-

Net cash provided by financing activities	3,087,826	825,000

Net increase (decrease) in cash and cash equivalents	(91,159)	27,066
Cash and cash equivalents, beginning of period	91,794	-

Cash and cash equivalents, end of period	$635	$27,066

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$47,842	$18,741
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued - No Fear acquisition	$7,800,828	$-
Convertible note issued - No Fear acquisition	2,310,000	-
Payable forgiven - No Fear acquisition	1,500,000	-
Receivable forgiven - No Fear acquisition	589,172	-
Purchase of No Fear brand and license	(12,200,000)	-
Cancellation of Common Stock	-	(10,000)
Cancellation of Common Stock - Paid in Capital	-	10,000
	-	-

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2015

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Mix1 Life, Inc. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009.

Mix1 is an emerging beverage and nutritional supplements company currently with a product line of natural, ready-to-drink protein shakes. Our shakes offer a complete and balanced macronutrient mix and are intended to be consumed as a post work out, snack replacement, meal supplement or a meal replacement. Mix1 beverages have a high protein content (on average 26 grams per serving) and are unique due to their fruit-based flavors, relatively low calorie count and superior taste. Our shakes have a twelve month shelf life with no need for refrigeration and are currently served in a twelve ounce PET (polyethylene terephthalate) bottle. With the recent purchase of the No Fear brand, Mix1 has expanded into the energy drink category. No Fear is a mind focusing energy drink powered by caffeine and taurine that is available in several flavors including sugar-free.

The Company adopted the provisions of FASB Accounting Standards Update No. 2014-10 Development Stage Entities (Topic 915) ("the Update") in these financials statements. The Update removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For the public business entities, the amendment is effective for annual reporting periods beginning after December 14, 2014. The requirements of this pronouncement do not have a material effect on the financial statements.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on its 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended August 31, 2014, as reported in the Form 10-K, have been omitted.

There financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has limited cash and, as yet, has not generated sufficient revenues to finance operations, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from investors and/or issuance of common shares.

Note 2 – No Fear Brand Purchase

On March 31, 2015, the Company completed the purchase of the "No Fear" beverage brand from Shadow Beverage and Snack, LLC, an Arizona limited liability company. The purchase included Shadow's interest in the No Fear brand in the form of an exclusive Trademark License Agreement dated December 5, 2011, the First and Second amendments to that agreement that bear no date, and the third amendment dated December 23, 2013 between Shadow and No Fear International wherein Shadow had exclusive licensing and distribution of the No Fear brand drink within the United States of America. The Company acquired one hundred percent (100%) of Shadow's interest in the No Fear brand for an aggregate purchase price of twelve million two hundred thousand ($12,200,000) USD. The purchase price consisted of the following:

•	$2,310,000 convertible note to Spyglass Capital Partners, LLC. The note may be converted at any time in whole or in part at the holders discretion into restricted common shares of the Company at an initial conversion price of $6.00,
•	Up to $1,500,000.00 for expenses and past payables related to the No Fear brand only,
•	1,300,138 newly issued common shares of the Company (valued at $6.00 per share),
•	The Company will forgive certain Shadow debt in the amount of $589,172.

Mix 1 is in the process of obtaining an independent appraisal of the fair value of the assets purchased.

Note 3 – Stock Transactions

During the nine months ending May 31, 2015, the Company sold 483,834 shares of its common stock for $1.50 per share and 316,667 shares of its common stock for $3.00 per share in private placements. There were 77,101 shares of common stock issued to related parties as payroll and consulting fees valued at $152,701, 35,010 shares were issued as officer and directors fees valued at $52,501, and 22,395 shares of common stock were issued as interest expense valued at $79,265.

Note 4 – Convertible Notes

During the nine months ending May 31, 2015 the Company entered into convertible debt agreements for $1,355,001. Terms of these transactions include an annual interest rate of 12% due in two years, the option to convert debt into equity at $3.00 per share, and 225,836 stock purchase warrants. The warrants were valued using the Black Scholes valuation method at various times during the year totaling $396,690.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report Form 10-Q contains forward-looking statements that reflect the views of the management of the Company with respect to certain future events. Forward-looking statements made by penny stock issuers such as the Company are excluded from the safe harbor in Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "should," "may," "will," "believes," "anticipates," "intends," "plans," "seeks," "estimates" and similar expressions or variations of such words, and negatives thereof, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that matters anticipated in our forward-looking statements will come to pass.

You are cautioned not to place undue reliance on forward-looking statements. You are also urged to review and consider carefully the various disclosures made in the Company's other filings with the Securities and Exchange Commission, including any amendments to those filings. Except as may be required by applicable laws, the Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

GENERAL

Corporate History

The Company was incorporated in the State of Nevada on June 10, 2009 under the name Antaga International Corp. We are in the business of formulation and distribution of nutritional supplements which are designed to have a positive effect on health, well-being and improve physical and mental performance.

On August 27, 2013, the Company entered into a Definitive Agreement (the "Definitive Agreement") with Mix1 LLC, an Arizona company, "Mix1." Pursuant to the Definitive Agreement, the Company acquired 100% of certain assets owned by Mix1, including, but not limited to, access to the Mix1 brand name, product formulas, packaging design specifications, vendor/supplier lists, market research reports, product sales sheets, social media assets, other work product and full rights to market and sell such assets and conduct business with the assets (the "Acquisition"). In exchange for the assets, the Company issued 3,333,333, post reverse, new shares of common stock to Mix1. On September 12, 2013, the Company changed its name to Mix1 Life, Inc. to reflect its new business. On November 1, 2013, the Company changed its trading symbol from "ANTR.OB" to "MIXX.OB". The Company is now focused on the continued development, marketing, sales and distribution of Mix1 protein drinks.

Our Business

The Company's business focuses on creating products with natural, high-quality ingredients that are truly functional. We believe all natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people's lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix1. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day.

Mix1's product development was finalized and market tested in such national retailers as Whole Foods, Kroger, Ralphs and Bristol Farms. Mix1 is the premium nutritional shake made with natural ingredients and vitamins and minerals. Complete balanced macronutrient mix: protein, vitamins and minerals, fiber, healthy fat, antioxidants, no artificial sweeteners or preservatives. Mix1 began to manufacture and distribute these products in 2014.

On March 31, 2015, the Company completed the acquisition of the "No Fear" exclusive beverage license asset from Shadow Beverages and Snacks LLC, as reported on Form 8-K on April 6, 2015. Pursuant to the acquisition, the Company has begun distributing the No Fear brand products in the third fiscal quarter of 2015.

Mix1's mission:

"Create products with natural, high-quality ingredients that are truly functional. We believe all natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people's lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix1. Never again will you miss getting the necessary nutrients because you were too busy to eat. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day."

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

We recently partnered with a large specialty beverage manufacturer on the production of our three flavors. Our first production run of the reformulated beverages was in May 2014, and we intend to distribute to a targeted set of retailers in the western United States. We began distribution of the Mix1 products in June 2014. Our objective during 2015 is to bring the Mix1 brand back into circulation via direct store delivery ("DSD") and natural distributors in many of the same markets and stores that previously carried Mix1 (including national retail chains). Currently, Mix 1 products are sold and can be found in retail market chains/grocery stores such as Fry's, Albertsons, Sprouts, Hi-Health, and various independent retailers. We expect significant revenue growth beginning in 2015 as we expand distribution, sales and marketing activities.

RESULTS OF OPERATIONS

Operating and Net Loss

Our net loss for the nine month period ended May 31, 2015 was $4,018,030 compared to a net loss of $1,434,381 during the nine month period ended March 31, 2014. Our net loss for the year ended August 31, 2014 was $1,995,519 compared to a net loss of $32,771 for the year ended August 31, 2013. The Company generated net sales of $488,403 for the three months ended May 31, 2015 and $1,235,253 for the nine months ended May 31, 2015.

Operating expenses for the three month period ended May 31, 2015, were $1,443,825 and is comprised of selling and marketing, corporate general and administrative expenses, and depreciation and amortization expenses. Operating expenses for the three month period ended May 31, 2014 were $243,104. Total operating expenses for the nine month period ended May 31, 2015 was $3,636,393 in comparison to $1,016,774 for the nine month period ended May 31, 2014.

The weighted average number of shares outstanding was 12,579,388 for the three month period ended May 31, 2015 as compared to 11,729,209 for the nine month period ended May 31, 2015. The weighted average number of shares outstanding was 10,013,939 for the year ended August 31, 2014.

Financial Condition

As of May 31, 2015, our total assets were $31,699,164 as compared to $20,585,739 as of August 31, 2014, and our total liabilities as of May 31, 2015 were $6,255,701 as compared to $1,083,300 as of August 31, 2014.

As of May 31, 2015, the Company had a net cash overdraft of $9,805 compared to positive cash of $91,794 at August 31, 2014.

Stockholders' equity was $25,473,463 as of May 31, 2015 as compared to $19,502,439 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2015, net cash flows used in operating activities was $3,052,116. For the nine month period ended May 31, 2014, net cash flows used in operating activities was $765,146.

Cash Flows from Investing Activities

For the nine month period ended May 31, 2015, net cash flows used in investing activities was $126,869. For the nine month period ended May 31, 2014, net cash flows used in investing activities was $32,788.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended May 31, 2015, there was $3,087,826 net cashed provided by financing activities which consisted of $1,355,001 cash generated from convertible note proceeds, $250,000 from promissory note proceeds, and $1,490,250 cash generated for the sale of common stock, offset by $7,425 in note payable payments. For the nine month period ended May 31, 2014, there was $825,000 net cash provided by financing activities, consisting of $30,400 in loans from officer, offset by $30,400 in repayments to an officer, $500,000 cash generated from convertible note proceeds, and $325,000 from the sale of common stock.

Liquidity and Capital Resources

As of May 31, 2015, the Company had a net cash overdraft of $9,805 compared to positive cash of $91,794 at August 31, 2014.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States ("GAAP"). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended August 31, 2014, filed with the SEC on November 28, 2014, and incorporated by reference herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of May 31, 2015 using the criteria established in "Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

•

We did not implement appropriate information technology controls – As at May 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

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

2. Subsequent Issuances:

On June 3, 2015, the Company issued 49,400 shares of restricted common stock to five parties as compensation for services rendered to the Company prior to December 31, 2014. Thus the shares were deemed earned as of December 31, 2014 and were valued at $1.50 per share.

On June 3, 2015, the Company authorized the issuance of 241,331 restricted shares of common stock to eleven investors pursuant to subscription and purchase agreements dated between November 2014 and April 2015, cost basis $1.50-$3.00 per share; 17,507 restricted shares of common stock to seven parties as compensation for services rendered to the Company as a member of the Board of Directors during the quarter ended 2.28.15 and 5.31.15, at a cost basis of $1.50 per share; and 14,834 shares of restricted common stock to seven parties as payment for interest owed by the Company, cost basis $3.00 per share.

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

_____________

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

MIX 1 Life, Inc.

Dated: July 20, 2015	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer

Dated: July 20, 2015	By:	/s/ Christopher Larson
Christopher Larson Chief Financial Officer

