Form 10-K
period 2015-08-31
MIX 1 LIFE, INC.
filed 2015-12-16
CIK 1501112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	000-55422	68-0678499
(State or other jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification Number)

16000 N. 80th Street, Suite E

Scottsdale, AZ 85260

(Address of principal executive offices)

(480) 344-7770
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 27, 2015 was $42,733,159 based upon the price ($6.21) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an "affiliate" of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol "MIXX.QB".

As of December 14, 2015, there were 13,288,799 shares of the registrant's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

Use of Term

Except as otherwise indicated by the context, references in this report to "Company", "MIXX", "we", "us" and "our" are references to Mix1 Life, Inc. All references to "USD" or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

The Company was incorporated in the State of Nevada on June 10, 2009 under the name Antaga International Corp. We are in the business of formulation and distribution of nutritional supplements which are designed to have a positive effect on health, well-being and improve physical and mental performance.

On August 27, 2013, the Company entered into a Definitive Agreement (the "Definitive Agreement") with Mix1 LLC, an Arizona company, "Mix1." Pursuant to the Definitive Agreement, the Company acquired 100% of certain assets owned by Mix1, including, but not limited to, access to the Mix1 brand name, product formulas, packaging design specifications, vendor/supplier lists, market research reports, product sales sheets, social media assets, other work product and full rights to market and sell such assets and conduct business with the assets (the "Acquisition"). In exchange for the assets, the Company issued 3,333,333, post reverse, new shares of common stock to Mix1. On September 12, 2013, the Company changed its name to Mix1 Life, Inc. to reflect its new business. On November 1, 2013, the Company changed its trading symbol from "ANTR.OB" to "MIXX.OB". The Company is now focused on the continued development, marketing, sale and distribution of Mix1 brand.

On March 31, 2015, we entered into an Asset Purchase Agreement with Shadow Beverages and Snack, LLC, an Arizona limited liability company ("Shadow") for the purchase of the "No Fear" brand asset ("No Fear") from Shadow. Shadow's interest in the No Fear brand is in the form of an exclusive Trademark and License Agreement between Shadow and No Fear International wherein Shadow was granted exclusive licensing and distribution of the No Fear drink within the United States of America. The Company acquired One Hundred Percent (100%) of Shadow's interest in the No Fear brand only for an aggregate purchase price of Twelve Million Twenty Three Thousand Nine Hundred and Six ($12,023,906) USD.

Our Business

Mix1 products are designed for consumers looking for better options for on-the-go energy and natural products that provide the required nutrients for consumers' daily needs. We believe that our products will be able to reach the mainstream consumer market because of the broad range of occasions for consumers to drink our beverages, such as before a workout as an energy enhancer, after a workout to restore the body, as meal replacements for breakfast, lunch or dinner, as snacks or meal supplements, as energy boosts to get through the workday, or for no occasion at all.

Our business strategy over the next five years is to increase distribution of our products to national markets and expanding our distribution to international markets, to diversify and expand our current product portfolio and to increase our management and number of employees to effectively manage the growth of our business and increase our sales and marketing forces.

We commenced production of the Mix 1 products in May 2014 and began selling products in June 2014.

Mix1's product development was finalized and market tested in such national retailers as Whole Foods, Kroger, Ralphs and Bristol Farms. Mix1 is the premium nutritional shake made with natural ingredients and vitamins and minerals. Complete balanced macronutrient mix: protein, vitamins and minerals, fiber, healthy fat, antioxidants, no artificial sweeteners or preservatives.

Mix1's mission:

"Create products with high-quality ingredients that are truly functional. We believe all natural products are better than artificial ones and are the key to leading a healthy balanced life. As a company we want to improve people's lives by promoting active lifestyles and overall health. These beliefs are what lead to creating Mix1. Never again will you miss getting the necessary nutrients because you were too busy to eat. We strive to help you make healthy choices during your busy day in order to help you feel your best not only today, but every day."

Over the last twelve months, we have reformulated and re-packaged three Mix1 shake flavors (Vanilla, Strawberry Banana and Chocolate) in order to strengthen our mass consumer appeal. Key product and strategy changes include:

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

OUR BRANDS

Mix 1's brands exist in high growth categories and leverage the consumer demand for health, nutrition and functional ingredients. Our brands are delivering incremental volume and margin growth for our distributors while enhancing category margins for customers. That win-win formula provides Mix 1 Life Inc. with volume, revenue and industry level gross profit.

NO FEAR ENERGY

Category – Energy Drinks

Consumer Positioning – Youthful and Super Aggressive

Brand Performance Drivers – Exploding Category and Monster Fighter

•	Ten-year licensing agreement with brand owner, IBML

•	Rights to develop other RTD categories

•	Trademark is expanding in mainstream apparel retailers under IBML

•	Previously a multi-million case brand in the Pepsi System

mix1

Category – Protein Shake

Consumer positioning – Nutrition Based, All Natural

Brand Performance Drivers – Started in 2009 – High growth category

•	26 grams of protein

•	Lifestyle and nutrition focused

•	Natural product provides for dual placement in stores

History of Mix 1 from Inception to Acquisition by the Company

Mix 1 was founded by Dr. James Rouse in 2005, and Dr. Rouse completed the initial product formulations. Mix1 quickly gained traction among health-oriented consumers looking for a natural protein drink alternative. Mix1 marketed and sold Mix1 products until December 2012. In December 2012, Mix1 sold its remaining inventory to wholesalers and stopped the manufacture of Mix1 products. In August 2013, we purchased all of the assets, intellectual property and market research in connection with the Mix1 products from Mix1 LLC.

Our Products and Brand

Since acquisition, we have reformulated and re-packaged three Mix1 shake flavors (Blueberry Vanilla, Strawberry Banana and Chocolate) in order to strengthen our mass consumer appeal. Additionally, we recently partnered with a large specialty beverage manufacturer on the production of our three flavors. Our first production run of the reformulated beverages was in May 2014, and we distribute to a targeted set of retailers in the western United States. We began distribution of the Mix 1 products in June 2014. Our objective during 2014 was to bring the Mix1 brand back into circulation via direct store delivery ("DSD") and natural distributors in many of the same markets and stores that previously carried Mix1 (including national retail chains). We expect significant revenue growth beginning in 2016 as we expand distribution, sales and marketing activities.

The Company has re-engineered the existing Mix1 products to improve their taste, quality, look and nutritional content. Our improvements include:

New Formulas: Using the existing Mix1 product formulas, we developed new formulas in collaboration with doctors to increase the protein content of our drinks and decrease the amount of calories, carbohydrates and sugars per serving.

New Flavors: We developed new flavors including Chocolate, Blueberry Vanilla and Strawberry Banana, which we launched in the second half of 2014. Our 99% lactose-free formulations are thick and creamy, and we have eliminated the "chalky" after-taste that typically accompanies other high-protein beverages. We developed a Mixed Berry flavor that we intend to rollout in the third quarter of 2014. We also have four additional formulas for new flavors currently under development.

New Bottle: We changed the shape of our bottle from a square Tetra Pak to a taller, more functional twelve ounce Polyethylene terephthalate "PET" bottle to make our product more appealing to consumers and to stand out among our competitors.

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

Summary of Advantages of Mix 1 Products

In June 2014, we commenced sales of our Mix1 products. We received our first batch of Mix1 products from our manufacturer in the second half of 2014, which we used to re-position and re-launch the brand to market all of the improvements we have made to the existing Mix1 products. Figure 1 shows our new and improved Mix1 products that we launched in 2014.

Image of our new and improved Mix1 products which launched in 2014

We plan to meaningfully expand Mix1's offerings beyond our Chocolate, Blueberry Vanilla and Strawberry Banana flavors. In 2016, we plan to introduce a multi-pack for sale in the grocery channel and will prepare product for sale in the wholesale club and mass channels. Additionally, we are currently working with one of the largest domestic whey protein suppliers on formulations for innovative natural protein powders.

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

Mix1 products are designed for consumers looking for better options for on-the-go energy and natural products that provide the required nutrients for consumers' daily needs. We believe that our products will be able to reach the mainstream consumer market because of the broad range of occasions for consumers to drink our beverages, such as before a workout as an energy enhancer, after a workout to restore the body, as meal replacements for breakfast, lunch or dinner, as snacks or meal supplements, as energy boosts to get through the workday, or for no occasion at all.

Our target customer is the rapidly growing segment of men and women ages 24 to 49 focused on living a healthy lifestyle. Many of these individuals make wellness a priority and prefer natural and organic foods. Mix1's natural ingredient list, fruit-forward flavors and brand image are key differentiating factors in the protein drink category, which separates us from our primary competitors (e.g., Muscle Milk). We believe these factors will also attract new customers to the category.

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

Smoothie and cold-pressed juice consumption has dramatically increased as consumers seek healthier "on-the-go" meal and snack options, and we believe our shakes provide the best ready-to-drink alternative to smoothies made in a blender. More so than other protein shakes, Mix1 beverages may be consumed as a meal replacement for breakfast and lunch or a mid-day snack, making our shakes a routine purchase. This repeat and balanced consumption pattern is expected to lead to long-term and loyal customers, which is expected to enable us to ultimately become a "lifestyle" beverage brand.

Projected Mix1 Consumers and Usage

We believe that our Mix1 natural, high-protein shakes will benefit from two large and sustainable trends: strong consumer demand for natural/organic foods and beverages, and increasing consumer awareness around the health benefits of protein consumption. Mintel reported in January 2013 that protein ingredients in beverages as meal supplements or replacements posted 37% growth over the past five years.[1] Also, nearly half (46%) of all consumers of these beverages state that high-protein is a primary selection attribute.[2]

Our core target market includes consumers who want a fully functional, ready to drink beverage made from all natural ingredients that provides a complete and balanced mix of nutrients for everyday occasions. This target market is large and growing. The functional beverage market was estimated to grow to $16 billion by 2015; the sports nutrition market was $19.6 billion in 2007 and is estimated to grow 51% to $29.6 billion by 2015.

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

Historically, small and innovative companies have created tremendous market opportunities in the beverage industry. For example, Gatorade was an industry leader in sports drinks, Snapple was an innovator in new age beverages, Red Bull capitalized on the energy drink market, and Vitamin Water was a market mover in the enhanced water industry. Like these companies, the Company seeks to be an industry leader in the mainstream functional beverage market. We believe that one of the greatest strengths of the Mix1 brand is that our beverages fall into several different product categories including nutritional drinks, sports drinks, meal replacements, meal supplements, low calorie drinks, energy drinks, natural beverages, and more. Unlike some of our competitors, our brand is not limited by any one product category and as a result, we believe we will be able to attract a broad range of mainstream consumers.

_______________________

[1] US consumers have a healthy appetite for high protein food. The US leads the way in global launches of high protein products. (2013, January 18). Retrieved June 24, 2014, from http://www.mintel.com/press-centre/food-and-drink/us-consumers-have-a-healthy-appetite-for-high-protein-food-the-us-leads-the-way-in-global-launches-of-high-protein-products.

[2] Id.

Distribution

Prior to the Acquisition, Mix1 products were sold, either to distributors or directly to retailers, across the United States through multiple channels from natural health food stores, traditional grocery stores, big box stores, club stores, specialty outlets and drug stores, such as Kroger, GNC, Whole Foods Market, 7 Eleven, H-E-B, FredMeyer, QFC, King Soopers, United Supermarkets, Wild Oats Markets, Inc., Target, Henry's, Albertsons, Ralphs, Costco, Central Market, Fry's, Smith's Food and Drug Stores, and many others.

Projected Geographic Distribution Strategy

As part of the Acquisition, the Company has access to previous distribution channels established by Mix1 for the distribution of Mix1 products. The Company re-launched the Mix1 brand in the second half of 2014 through these existing distribution channels as well as new distribution channels that the Company has established since the Acquisition through its marketing efforts. The Company does not have any long-term contracts with any distributors or retailers for the sale of its products. The distributors and retailers that the Company has established will purchase Mix1 products on an order-by-order basis only if the products are immediately available for shipping.

In the future, the Company will continue to seek additional channels of distribution for its products to include convenience, wholesale club and mass retailers. The Company will first focus on distributing its products regionally, starting in Arizona, Colorado, California and other western states, and will then seek to expand its distribution channels across the U.S. and then internationally.

Manufacturing

We outsource the manufacturing, bottling and packaging of our products to a third party located in the U.S. on an order-by-order basis. The Company does not have any long-term contracts with this third party for their services. Further, this third party does not work exclusively for the Company and may be limited in their ability to meet our production needs. Once the products have been manufactured, bottled and packaged, they are sent directly to our distributors and retailers based on their purchase orders.

Supplies of Raw Materials

The ingredients for our products are sourced from several different suppliers located primarily in North America and Europe on an order-by-order basis. Some of the ingredients in our products are not readily available in large quantities or are available on a limited or seasonal basis only. Further, the limited availability of some of these ingredients could cause significant fluctuations in their costs. Our management researches and develops our sources of ingredients used in the manufacturing of our products. The ingredients that we source are sent to our manufacturer in the U.S. to create our products. The Company does not have any long-term contracts with our suppliers and we cannot be assured that they will be able to meet our demands.

Marketing

We have a strong brand that evokes passion with our customers, evidenced by currently having over 19,000 Facebook fans, 1,700 Twitter followers and 1,000 Instagram followers. We plan to promote the Mix1 brand by engaging in traditional and digital advertising, promotions and other customer outreach.

We intend to market our new and future Mix1 products using the following channels:

•	Mainstream Advertising

•	Print: Advertising through print such as newspapers, magazines, mail, etc.

•	Broadcast: Advertising through television or the radio.

•	Out-of-home: Advertising to reach consumers while they are on-the-go in public places, in transit, retail venues, etc.

•	Digital: Advertising through computers, smartphones, tablets, etc.

•	Endorsements: Public endorsements of our products from celebrities, athletes, personalities, political figures, etc. that can generate mainstream awareness for Mix1.

•	Field Marketing and Consumer Promotion

•	Strategic Event Sampling: Sampling increases consumer awareness of our products and provides opportunities for consumers to taste the product and learn about its nutritional benefits.

•	Sponsorship: Partnering with an event, activity, key personality or organization that will give us access to a greater consumer market and generate strong community ties.

•	Retail Promotion

•

Retailer Programs: Retailers promote our products through sales, rebates, coupons, contests, temporary price reductions (TPRs), etc. to drive consumer engagement with our product, generate word-of-mouth marketing, reinforce brand positioning and create sale opportunities.

•	In-Store Execution

•	Displays of our products

•	In-Store Sampling

•	In-Store Coupons

•	Point-of-Sale Displays: Sales promotion displayed at or near the checkout to encourage impulse buying.

•	Digital and Social Media

•

Social Media Campaign: Marketing through social media sites to create content that attracts consumer attention, encourage readers to share that content via the Internet, and drive sales of our products.

•	Coupons: Offer coupons online through social media sites

•	Public Relations

•	Guerilla Marketing: Innovative, unconventional and low-cost marketing aimed at obtaining maximum exposure generally targeting specific consumers, such as street art, flash mobs, PR stunts,

•	Public Relations including public appearances, presentations, etc.

Examples of our Consumer Marketing Strategies

Examples of our Retail Marketing Strategies

Business Strategy

Over the next five years, our growth strategy will focus on the following three key areas:

Grow into a "Mega-Brand" through Increased Distribution to National Markets and Expansion into International Markets

We will strive to become a "Mega-Brand" in the functional beverage industry by increasing the amount of product we distirubute to our current customers in the U.S. and seeking additional retail markets where we can sell our products. Further, we intend to expand distribution of Mix1 products to international markets. Our primary sales focus will be convenience stores and grocery stores in the U.S. and Canada, which we plan to enter primarily through brokers and distributors. Our distribution strategy is expected to include regional direct store delivery groups (e.g., Admiral, Kalil, New Age, Swire) and national natural and organic distributors (e.g., KeHE, Lone Star, UNFI). We also plan to sell product to mass, club and drug stores, as well as gyms and hospitals, and our eCommerce strategy is planned to include selling through our own website and Amazon.com, among others.

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

No Fear Acquisition

On March 31, 2015, the Company completed the purchase of the "No Fear" beverage brand from Shadow Beverage and Snack, LLC, an Arizona limited liability company. The purchase included Shadow's interest in the No Fear brand in the form of an exclusive Trademark License Agreement dated December 5, 2011, the First and Second amendments to that agreement that bear no date, and the third amendment dated December 23, 2013 between Shadow and No Fear International wherein Shadow had exclusive licensing and distribution of the No Fear brand drink within the United States of America. The Company acquired one hundred percent (100%) of Shadow's interest in the No Fear brand for an aggregate purchase price of Twelve Million Twenty Three Thousand Nine Hundred and Six ($12,023,906) USD.

The Energy Drink Epidemic

It all started with a growing addiction to coffee. Americans drink a total of 400 million cups of coffee per day, more than one cup per person. Recently, the trend has been toward more straightforward energy drinks or shots.

Consider this comparison: Monster Beverage which, like Red Bull, is one of the leaders in the energy drink market -- has seen its revenue grow 20 times (2,000 percent) in the last 10 years. Starbucks has grown two-and-three-quarters times (274 percent) during the same period.

5-Hour Energy leads the energy-shot front, selling 1.5 billion energy shots since it was launched in 2004. The company behind the product, Living Essentials, had sales of $1 billion last year and pocketed $600 million in profit.

Right now, Red Bull, Monster, and 5-Hour Energy command the largest and most lucrative market share in the energy drink space, and that's not likely to change.

Since both Red Bull and 5-Hour Energy's parent, Living Essentials, are privately held, investors are left with Monster Beverage for exposure to energy drinks. Now they have Mix 1 Life, Inc.

Soda sales in the United States have declined for nine consecutive years and were down 3% in 2013. However, energy drink sales are growing rapidly and were up 5.5% in 2013.

According to research by IBISWorld, energy drink sales generate $6.8 billion in annual revenue in the United States. The same research predicts annual growth of 9.7% for the industry through 2019.

Energy-drink makers say their products are safe and haven't caused any deaths. NO Fear ounce by ounce, has roughly half the caffeine of a Starbucks coffee. In addition to caffeine, energy drinks typically include other ingredients such as taurine and ginseng that the companies market as providing additional energy kicks.

$9 billion U.S. energy-drink market in 2013, according to the data service Euromonitor. The total market $27.5 billion global energy-drinks.

Products and Brand

This philosophy is still evident With No Fear Energy Drink today as consumers are reminded that…No Fear gives you the drive to do what YOU want to do. This powerful message is delivered every time a consumer sees the name…NO FEAR.

No Fear truly is a Lifestyle brand that speaks directly to the key energy consumer demographic.

IT'S AN ATTITUDE

IT'S A LIFESTYLE

IT'S A STATE OF MIND

Target Market and Industry

Brand	No Fear
Demo Age	16-34
Brand Imagery	It's an Attitude It's a Lifestyle It's a State of Mind
Brand Benefit	Extreme Energy that gives you the drive to do what YOU want to do
Consumer Focus	Teens Early 20's-30's
Consumer Profile	Young Male Pushes Boundries Action Sport Participants

No Fear Spans Multiple Energy Demos. Provides an Alternative Young User Brand. Brings Back an Established User.

The Energy Beverage Category is big – and getting bigger. The 2nd largest beverage category expected to double in the next 5 years. 1/3 of consumers over the age of 18 regularly consume energy drinks. Energy growth will continue in double digits. New users are entering and adopting the category, Usage occasions are increasing, and Innovation supports sustained growth.

Competition

The beverage industry is highly competitive. There are a large number of widely recognized brands, such as Monster, AMP, Rockstar, and Red Bull.

Distribution of No Fear

No Fear's biggest customer is Pepsi and as anyone familiar with the industry knows, this represents a tremendous opportunity for Mix1's product. No Fear currently provides products to several separate Pepsi distributors

Expand our Team

Our team currently includes our officers and directors as well as fifteen full-time employees, who together are responsible for several different segments of our business including product development, marketing, distribution, sales, public relations, finance, and more. We intend to increase the size of our management team and hire additional employees to manage the continued growth of our company and to increase our sales force and marketing efforts.

Intellectual Property

We own the registered trademarks for the "Mix1" brand name and logo. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We also hold the trade secrets to the formulas for all of our beverages. Additionally, we have registered the www.mix1life.com domain name.

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

Competition

The beverage industry is highly competitive. There are a large number of widely recognized brands of ready to drink health-conscious beverages in the market, such as Muscle Milk, Core Power, Oh Yeah, Odwalla, EAS Myoplex, Ensure, Special K, Slim-Fast, Boost, Nature's Best, and Nutrilite. For Energy category there are a large number of widely recognized brands, such as Monster, AMP, Rockstar, and Red Bull.

Our competitors may have substantially greater financial, marketing and distribution resources than we do and as a result, be better positioned to obtain financing, seek strategic relationships, sell their products to larger markets and more.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, consumer promotions, rapid and effective development and marketing of new cutting edge products, attractive packaging, branded product advertising, optimal product placement in stores, and pricing. We also compete for distributors who will give our products more focus than those of our competitors, provide stable and reliable distribution and secure adequate shelf space for our products in retail stores. Competitive pressures in the beverage industry could prevent our products from gaining market share or cause us to experience price erosion, which could have a material adverse effect on our business and results of operations.

17

Differentiation of Mix 1 from its Competitors

Although we operate in a highly competitive market, we believe that the use of innovative fruit-based flavors and natural ingredients set Mix1 protein shakes apart from similar products in the market. Our 99% lactose-free formulations are thick and creamy, and we believe that we have eliminated the "chalky" after-taste that typically accompanies other high-protein beverages. In the reformulation process, we also significantly increased protein content while keeping calorie count low (between 230 and 240 calories per serving). We believe that these unique product attributes will enable us to gain market share and bring a new segment of consumers into the natural protein drink category.

Employees

As of the date of this Annual Report, we employ a total of fifteen full-time employees.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC's Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC's web site, www.sec.gov.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

The sale of ingested products involves product liability and other risks.

Like other distributors of products that are ingested, the Company faces an inherent risk of exposure to product liability claims if the use of its products results in illness or injury. The products that the Company sells in the U.S. are subject to laws and regulations, including those administered by the USDA and FDA that establish manufacturing practices and quality standards for food products. Product liability claims could have a material adverse effect on the Company's business as existing insurance coverage may not be adequate. Distributors of vitamins, nutritional supplements and minerals, have been named as defendants in product liability lawsuits from time to time. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of the Company's insurance coverage would harm the Company by adding costs to its business and by diverting the attention of senior management from the operation of its business. The Company may also be subject to claims that its products contain contaminants, are improperly labeled, include inadequate instructions as to use or inadequate warnings covering interactions with other substances. Product liability litigation, even if not meritorious, is very expensive and could also entail adverse publicity for the Company and reduce its revenue. In addition, the products the Company distributes, or certain components of those products, may be subject to product recalls or other deficiencies. Any negative publicity associated with these actions would adversely affect the Company's brand and may result in decreased product sales and, as a result, lower revenues and profits.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of the Company's product. If these types of requirements become applicable to the Company's product under current or future environmental or health laws or regulations, they may inhibit sales of such products.

As a new business enterprise, the Company likely will experience fluctuations in its operating results.

The Company's operating results may fluctuate significantly as a result of a variety of factors, many of which are outside its control. As a result of the Company's lack of operating history it is difficult for the Company to forecast its revenues or earnings accurately. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to the Company's planned expenditures would have an immediate, adverse effect on its business, results of operations and financial condition.

Criticism of the Company's product and/or the market generally could adversely affect its operating results.

Criticism of the Company's product, including criticism by healthcare professionals and other criticism for a variety of reasons, could affect consumer opinions of its product and result in decreased demand, which in turn could have an adverse effect on its results of operations and business.

Changes in the business environment for the Company's product could impact its financial results.

The business environment for the Company's product is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. If the Company is unable to successfully adapt to this rapidly changing environment, its business could be negatively affected.

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

If the Company is not able to effectively protect its intellectual property, its business may suffer a material, negative impact and may fail.

The Company believes that its brand is important to its success and competitive position. If the Company is unable to secure trademark protection for its intellectual property in the future or that protection is inadequate for its current products and any future products, the Company's business may be materially adversely affected. Further, the Company cannot be sure that its activities do not and will not infringe on the intellectual property rights of others. If claims are made against the Company's current product formula, the Company may not be able to effectively minimize damage claims due to its significant sales pipeline. If the Company is compelled to prosecute infringing parties, defend its intellectual property or defend itself from intellectual property claims made by others, it may face significant expenses and liability as well as the diversion of management's attention from the Company's business, any of which could negatively impact the Company's business or financial condition.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive all of our customers' orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay product shipments, negatively impact key relationships with our customers, and diminish brand loyalty.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales and reputation.

We source our products from third party manufacturers. As a result, we must locate and secure production that meets our demands. We depend on our manufacturers to maintain adequate financial resources and maintain sufficient development and manufacturing capacity. We do not have material long-term contracts with any of our manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time. Our dependence on contract manufacturers could subject us to a number of risks if these manufacturers do not meet our quality, cost, working conditions and other requirements or if they fail to materially perform, any of which could seriously harm our sales and reputation. Further, if we need to place greater demands on our current manufacturers due to increased customer demands, or seek additional or replacement manufacturers, we may be unable to do so on terms that are acceptable to us, if at all.

We rely on third-party suppliers who provide raw materials to our manufacturers to create our products. We have limited control over them and may not be able to obtain quality products on a timely basis or in sufficient quantity.

We do not manufacture our products or the raw materials used to create our products and instead rely on third-party suppliers to supply the materials to our manufacturers. We have no material long-term contracts with these suppliers, and we compete with other companies for raw materials and production. We may experience a significant disruption in the supply of raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, if we experience significant increased demand, or if we need to replace an existing supplier, we may be unable to locate additional supplies of raw materials on terms that are acceptable to us, or at all, or we may be unable to locate any supplier with sufficient capacity to meet our requirements or to fill our orders in a timely manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with their quality control, responsiveness and service, financial stability and labor and other ethical practices. Even if we are able to expand existing sources, we may encounter delays in production and added costs as a result of the time it takes to train suppliers in our methods, products and quality control standards. Delays related to supplier changes could also arise due to an increase in shipping times if new suppliers are located farther away from our markets or from other participants in our supply chain. Any delays, interruptions or increased costs in the supply of fabrics for our products could have an adverse effect on our ability to meet customer demand for our products and result in lower net revenue and income from operations both in the short and long term.

Our business is subject to risks associated with distribution overseas.

Our ability to export products in a timely and cost-effective manner may be affected by conditions at ports or issues that otherwise affect transportation, such as port and shipping capacity, labor disputes and work stoppages, political unrest, severe weather, or security concerns. These issues could delay exportation of products or require us to locate alternative ports to avoid disruption to our customers. These alternatives may not be available on short notice, if at all, or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

Our exported products are subject to customs laws, which may impose tariffs, as well as import quota restrictions on apparel. However, we have no guarantee that regulations on exported goods will not materially change or that our business will not be adversely affected by duties, tariffs or embargoes in the future.

Violation of labor laws and practices by our manufacturers and suppliers could harm our business.

We require our manufacturers and suppliers to operate in compliance with applicable laws and regulations. While the Company promotes ethical business practices, we do not control our manufacturers or suppliers or their labor practices. The violation of labor or other laws by any of our manufacturers or suppliers, or divergence of their labor practices from those generally accepted as ethical in the local markets, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

A privacy breach could damage our reputation and our relationship with our customers, expose the Company to litigation risk and adversely affect our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Despite security measures we have in place, our facilities and systems may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information could severely damage our reputation and our relationships with our customers, expose the Company to risks of litigation and liability and adversely affect our business.

Our success depends on the continued protection of our trademarks.

Our trademarks are important to our success and competitive position, and the loss of or inability to enforce our trademarks could harm our business. We have devoted and will continue to devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. Despite any precautions we may take to protect our trademarks, policing unauthorized use of them is difficult, expensive and time-consuming, and we may be unable to adequately protect our trademarks or determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the United States. Our efforts to establish and protect our trademarks may not be adequate to prevent imitation or counterfeiting of our products by others or to prevent others from seeking to block sales of our products for violating their trademarks. Unauthorized copying of our products or unauthorized use of our trademarks may decrease sales of our products and cause significant damage to our brand name and our ability to effectively represent ourselves to our customers. Also, we cannot assure you that others will not assert rights in, or ownership of, our trademarks, that our trademarks would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of our trademarks or the use of our trademarks by others. Even if we are successful in these actions, the costs we incur could have a material adverse effect on us.

We are an "Emerging Growth Company" and as such, intend to take advantage of certain exemptions from reporting requirements that are available to us.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and as such, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an "emerging growth company."

We will remain an emerging growth company until the earliest of: (A) the last day of the fiscal year following the fifth anniversary of our first sale of common equity securities pursuant to an effective Registration Statement, (B) the last day of the fiscal year in which we have total annual gross revenue of $1.0 billion or more, (C) the date that we are deemed to be a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (D) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If ever we are no longer an "emerging growth company," we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not "emerging growth companies," including Section 404 of the Sarbanes-Oxley Act.

We are an "Emerging Growth Company" and we cannot be certain if the reduced disclosure requirements applicable to Emerging Growth Companies will make our Common Stock less attractive to Investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Under the JOBS Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to "opt out" of such extended transition period and, therefore, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition and results of operations.

Legislation has been proposed and/or adopted at the U.S. federal, state and/or municipal level and proposed and/or adopted in certain foreign jurisdictions to restrict the sale of energy drinks (including prohibiting the sale of energy drinks at certain establishments or pursuant to certain governmental programs), limit caffeine content in beverages, require certain product labeling disclosures and/or warnings, impose excise taxes, limit product size, or impose age restrictions for the sale of energy drinks.  For a discussion of certain of such legislation, see "Part I, Item 1 — Business — Government Regulation."  Furthermore, additional legislation may be introduced in the United States and other countries at the federal, state, local and municipal level in respect of each of the foregoing subject areas.  Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as the disease affects children, and are seeking legislative change to reduce the consumption of sweetened beverages.  There also has been an increased focus on caffeine content in beverages.  To the extent any such legislation is enacted in one or more jurisdictions where a significant amount of our products are sold individually or in the aggregate, it could result in a reduction in demand for or availability of our energy drinks and adversely affect our business, financial condition and results of operations.

The production, distribution and sale in the United States of many of our products are also currently subject to various federal and state regulations, including, but not limited to: the FFDC Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous statutes and regulations.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or have the packaging changed, which could adversely affect our business, financial condition and results of operations.

Criticism of our energy drink products, and/or criticism or a negative perception of energy drinks generally, could adversely affect us.

An unfavorable report on the health effects of caffeine, or criticism or negative publicity regarding the caffeine content in our products or energy drinks generally, could have an adverse effect on our business, financial condition and results of operations.  Articles critical of the caffeine content in energy drinks and/or indicating certain health risks of energy drinks have been published in recent years. We believe the overall growth of the energy drink market in the U.S. may have been negatively impacted by the ongoing negative publicity and comments that continue to appear in the media questioning the safety of energy drinks, and suggesting limitations on their ingredients (including caffeine) and/or the levels thereof and/or imposing minimum age restrictions for consumers. If reports, studies or articles critical of caffeine and/or energy drinks continue to be published or are published in the future, they could adversely affect the demand for our products.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products, flavors, product positioning as well as promotion and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, some of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and in some cases with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as TCCC, PepsiCo, Red Bull Gmbh, the DPS Group, Kraft Foods Inc., Suntory Holdings, Ltd., Nestle Beverage Company, Tree Top and Ocean Spray. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

There can be no assurance that we will not encounter difficulties in maintaining our current revenues or market share or position due to competition in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Changes in consumer preferences may reduce demand for some of our products.

The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us. There is increasing awareness of and concern for the health consequences of obesity. This may reduce demand for our non-diet beverages, which could reduce our revenues and adversely affect our results of operations. Recently, concerns have emerged regarding diet sodas and in particular, aspartame, which we do not use in our beverages.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages that appeal to consumers. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of taste, quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers' preferences change. The beverages we currently market are in varying stages of their product lifecycles and there can be no assurance that such beverages will become or remain profitable for us.  We may be unable to achieve volume growth through product and packaging initiatives. We may also be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

Increases in costs and/or shortages of raw materials and/or ingredients and/or fuel and/or costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, PET plastic bottles, as well as flavors, juice concentrates, sugar, sucralose, milk, cream, protein, dietary ingredients and other packaging materials; the costs and availability of which are subject to fluctuations. In addition, certain of our co-pack arrangements allow such co-packers to increase their charges based on certain of their own cost increases. We are uncertain whether the prices of any of the above or any other raw materials or ingredients, certain of which have recently risen, will continue to rise or may rise in the future. We are unsure whether we will be able to pass any of such increases on to our customers. We generally do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials although we do, from time to time, enter into purchase agreements for a significant portion of our annual anticipated requirements for certain raw materials such as aluminum cans, apple juice, sugar and sucralose.

In addition, some of these raw materials, including certain sizes of cans, are available from a limited number of suppliers.

If we do not maintain sufficient inventory levels and/or if we are unable to deliver our products to our customers in sufficient quantities, and/or if our customers' or retailers' inventory levels are too high, our operating results could be adversely affected.

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels may be inadequate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our distribution costs and/or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which could unfavorably impact our future sales and adversely affect our operating results.

The costs of packaging supplies are subject to price increases from time to time and we may be unable to pass all or some of such increased costs on to our customers.

Many of our packaging supply contracts allow our suppliers to alter the costs they charge us for packaging supplies based on changes in the costs of the underlying commodities that are used to produce those packaging supplies, such as aluminum for cans, resin for PET plastic bottles, and pulp and paper for cartons and/or trays. These changes in the prices we pay for our packaging supplies occur at certain predetermined times that vary by product and supplier. In some cases, we are able to fix the prices of certain packaging supplies and/or commodities for a reasonable period. In other cases, we bear the risk of increases in the costs of these packaging supplies, including the underlying costs of the commodities that comprise these packaging supplies. We do not use derivative instruments to manage this risk. If the costs of these packaging supplies increase, we may be unable to pass these costs along to our customers through corresponding adjustments to the prices we charge, which could have a material adverse effect on our results of operations.

If we are unable to maintain our brand image or product quality, our business may suffer.

Our success depends on our ability to build and maintain the brand image for our existing products, new products and brand extensions. There can be no assurance that our advertising, marketing and promotional programs will have the desired impact on our products' brand image and on consumer preference and demand. Product quality and/or ingredient content issues, efficacy or lack thereof, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Furthermore, our brand image or perceived product quality could be adversely affected by litigation, unfavorable reports in the media, internet or elsewhere, studies in general and regulatory or other governmental inquiries, in each case whether involving our products or those of our competitors, as well as proposed or new legislation affecting our industry.

If we encounter product recalls, our business may suffer and we may incur material losses.

We may be required from time to time to recall products entirely or from specific co-packers, markets or batches if such products become contaminated, damaged, mislabeled or otherwise materially not compliant with applicable regulatory requirements. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The Company's stock price may be volatile.

The market price of the Company's common stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company's control, including the following:

•	competition;
•	additions or departures of key personnel;
•	the Company's ability to execute its business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in the Company's financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company's common stock.

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

We may in the future issue additional shares of our common stock which would reduce investors' ownership interests in the Company and which may dilute our share value.

Our Articles of Incorporation and amendments thereto authorize the issuance of 100,000,000 shares of common stock, par value $0.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices are located at 16000 N. 80th Street Suite E, Scottsdale, AZ 85260. We currently rent this space on a 3 year lease for approximately $8,000.00 USD a month. Our telephone number is (480) 344-7770. We believe this space is sufficient to meet our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not currently own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board (OTCQB) and trades under the symbol "MIXX". Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading October 2013 based on our fiscal year end August 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High	4.20	4.95	3.90	5.73
2014 – Low	3.90	3.45	2.58	3.27
2015 – High	6.19	6.29	6.24	6.20
2015 – Low	4.95	5.50	5.76	0.80

Record Holders

As of December 14, 2015, an aggregate of 13,288,799 shares of our common stock were issued and outstanding and were owned by approximately 131 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

 On October 20, 2014, the Company issued 191,828 shares of restricted common stock. Of the 191,828 restricted shares issued, 88,168 shares were issued to four US investors at a cost basis of $1.50 per share, 11,669 shares were issued as compensation to the Company's Board of Directors, 50,000 shares were issued to the Company's CEO/CFO for services rendered, and the remaining 41,991 shares were issued to five consultants for services rendered to the Company.

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

On November 13, 2014, the Company issued 30,607 restricted shares of common stock. Of the 30,607 restricted shares, 11,669 shares were issued as compensation to the Company's Board of Directors, 834 shares were issued as interest owed on a promissory note, and the remaining 18,104 shares were issued as compensation for certain sales, advertising, legal, and general consulting services rendered to the Company.

On December 15, 2014, the Company authorized the issuance of 52,067 restricted shares of common stock as compensation to seven parties for services rendered to the Company, at a cost basis of $3.00 per share.

On March 24, 2015, the Company issued 14,000 shares of restricted common stock to eight people pursuant to the private subscription and purchase agreements, each dated December 5, 2014, at a cost basis of $3.00 per share.

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

On June 3, 2015, the Company issued 49,400 shares of restricted common stock to five parties as compensation for services rendered to the Company prior to December 31, 2014. Thus the shares were deemed earned as of December 31, 2014 and were valued at $3.00  per share.

On June 3, 2015, the Company authorized the issuance of 241,331 restricted shares of common stock to eleven investors pursuant to subscription and purchase agreements dated between November 2014 and April 2015, cost basis $1.50-$3.00 per share; 17,507 restricted shares of common stock to seven parties as compensation for services rendered to the Company as a member of the Board of Directors during the quarter ended 2.28.15 and 5.31.15, at a cost basis of $3.00 per share; and 14,834 shares of restricted common stock to seven parties as payment for interest owed by the Company, cost basis $3.00 per share.

Other than as previously disclosed, we did not issue any unregistered securities during the year ended August 31, 2015.

Subsequent Issuances:

On October 21, 2015, the Company authorized the issuance of 10,002 restricted shares of common stock to six parties as compensation for services rendered to the Company as a member of the Board of Directors during the quarter ended August 31, 2015, at a cost basis of $1.50 per share and 19,885 shares of restricted common stock to fifteen parties as payment for interest owed by the Company, cost basis $3.00-$6.00 per share.

On November 24, 2015, the Company authorized the issuance of 200,000 restricted shares of common stock to one party for past due royalty payments equaling $500,000 owed under a Trade Mark License Agreement which was assigned to the Company pursuant to the Asset Purchase Agreement with Shadow Beverages dated March 31, 2015.

On November 30, 2015, the Company authorized the issuance of 5,000 restricted shares of common stock to one party as a loan origination fee.

Re-Purchase of Equity Securities

None.

Dividends

On September 4, 2014, the Company effectuated a reverse split (the "Reverse Split") of its issued common shares whereby every three (3) pre-split shares of common stock were exchanged for one (1) post-split share of the Company's common stock. As a result, the total issued shares of the Company's common stock as of the Record Date, August 22, 2014, decreased from Thirty One Million Five Hundred Sixty Five Thousand Nine Hundred Eighty (31,565,980) shares prior to the Reverse Split to Ten Million Five Hundred Twenty One Thousand Nine Hundred Ninety Four (10,521,994) shares following the Reverse Split. FINRA confirmed approval of the Reverse Split on September 10, 2014 and the Reverse Split became effective on September 11, 2014. The Reverse Split shares are payable upon surrender of certificates to the Company's transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as "anticipate," "expect," "intend," "plan," "believe," "foresee," "estimate" and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Operating and Net Loss

Our net loss for the year ended August 31, 2015 was $17,736,766 compared to a net loss of $1,995,519 for the year ended August 31, 2014.

During the year ended August 31, 2015, we incurred operating expenses consisting $1,115,041 in selling and marketing and $2,320,251 in corporate general and administrative expenses. We also incurred an impairment expense of $7,704,286 and deprecation and amortizing expense of $2,398,701 for total operating expenses of $13,538,279. In comparison, during the year ended August 31, 2014, we incurred operating expenses consisting $98,524 in selling and marketing and $1,378,874 in corporate general and administrative expenses for total operating expenses of $1,477,398.

The weighted average number of shares outstanding was 12,059,705 for the year ended August 31, 2015 as compared to 10,013,939 for the year ended August 31, 2014.

Financial Condition

As of August 31, 2015, our total assets were $22,755,843 as compared to $20,585,739 as of August 31, 2014, and our total liabilities as of August 31, 2015 were $11,242,547 as compared to $1,083,300 for the year ended August 31, 2014.

As of August 31, 2015 the Company's cash balance was $434 compared to $91,794 as at August 31, 2014.

Total Shareholders' equity was $11,513,296 as of August 31, 2015 as compared to $19,502,439 as of August 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2015, net cash used in operating activities was $3,276,157. For the year ended August 31, 2014, net cash used in operating activities was $1,116,850.

Cash Flows from Investing Activities

For the year ended August 31, 2015, net cash used in investing activities was $128,431. For the year ended August 31, 2014, net cash flows used in investing activities was $5,788.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended August 31, 2015, net cash provided by financing activities was $3,313,228, $1,617,501 in convertible note proceeds, $1,493,249 generated from the sale of common stock, and $209,904 from notes payable proceeds.  In Comparison, for the year ended August 31, 2014, net cash provided by financing activities was $1,214,432, consisting of $30,400 cash generated from loans from officer, $(30,400) in repayments to officers, $500,000 in convertible note proceeds, $698,500 generated from the sale of common stock, and $15,932 generated from Premium Finance.

Liquidity and Capital Resources

As of August 31, 2015 the Company's cash balance was $434 compared to $91,794 as of August 31, 2014.

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

Additionally, on March 31, 2015, the Company completed the purchase of the "No Fear" beverage brand from Shadow Beverage and Snack, LLC, an Arizona limited liability company. The purchase included Shadow's interest in the No Fear brand in the form of an exclusive Trademark License Agreement dated December 5, 2011, the First and Second amendments to that agreement that bear no date, and the third amendment dated December 23, 2013 between Shadow and No Fear International wherein Shadow had exclusive licensing and distribution of the No Fear brand drink within the United States of America. The Company acquired one hundred percent (100%) of Shadow's interest in the No Fear brand for an aggregate purchase price of Twelve Million Twenty Three Thousand Nine Hundred and Six ($12,023,906) USD. The purchase price consisted of the following:

32

•

$2,310,000 convertible note to Spyglass Capital Partners, LLC. The note may be converted at any time in whole or in part at the holders discretion into restricted common shares of the Company at an initial conversion price of $6.00,

•	Up to $1,500,000.00 for expenses and past payables related to the No Fear brand only,
•	1,300,138 newly issued common shares of the Company (valued at $6.00 per share),
•	The Company will forgive certain Shadow debt in the amount of $589,172
•	Inventory valued at $161,902
•	Vehicles valued at $15,000

The valuation of the assets was performed by a third party appraiser and the $21,809,524 was allocated as follows:

		August 31,
	Life	2015	2014
Mix 1 Brand	Indefinite	$7,850,000	$7,850,000
Mix 1 Product	7	4,030,000	4,030,000
Mix 1 Customer List & Distribution	7	8,000,000	8,000,000
No Fear License	Indefinite	4,980,571	-
No Fear	7	7,042,527	-
Accumulated amortization		(2,389,288)	-
Impairment		(7,704,286)	-
		$21,809,524	$19,880,000

The Company updated the third-party valuation for 2015 to determine the fair value of the assets acquired as of the acquisition date. The final amounts allocated to the assets acquired are based upon the results of that valuation appraisal.

We believe that the acquisition of these assets from Mix1 LLC was not the acquisition of a "business" within the definition set forth in GAAP or Rule 11-01(d).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mix 1 Life, Inc.

Scottsdale, AZ 85260

We have audited the accompanying balance sheets of Mix1 Life, Inc. (a Nevada corporation) as of August 31, 2015 and 2014, and the related statements' of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended August 31, 2015. Mix1 Life, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mix1 Life, Inc. as of August 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KWCO, PC

KWCO, PC

Odessa, TX 79762

December 16, 2015

Mix 1 Life, Inc.
BALANCE SHEETS

	August 31,	August 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$434	$91,794
Accounts receivable	279,702	-
Inventory, lower of cost or market, principally first-in, first-out	472,587	580,607
Other current assets	37,883	27,963

Total Current Assets	790,606	700,364

Fixtures and Equipment, net of accumulated depreciation of $9,826 at August 31, 2015 and $413 at August 31, 2014	139,394	5,375
Ingredient Specifications, Branding, and Other Intangible Assets, net of accumulated amortization and impairment of $10,093,574 at August 31, 2015, and zero at August 31, 2014	21,809,524	19,880,000

Other Assets	16,319	-

TOTAL ASSETS	$22,755,843	$20,585,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Cash overdraft	$2,035	$-
Accounts payable and accrued liabilities	1,672,858	218,330
Accounts payable - related parties	858,496	349,038
Note payable - premium finance	8,507	15,932
Notes payable – Other	442,404	-

Total Current Liabilities	2,984,300	583,300

12% Senior Secured Convertible Debentures	1,885,001	500,000
7.5% Senior Secured Convertible Debentures	2,310,000	-
Derivative Liability	4,063,246	-

Total Liabilities	11,242,547	1,083,300

Commitments and Contingencies	-	-
Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized 13,163,070 and 10,880,796 shares issued and outstanding at August 31, 2015 and August 31, 2014 respectively	13,163	10,881
Additional paid-in capital	31,293,189	21,547,848
Accumulated (deficit)	(19,793,056)	(2,056,290)

Total Shareholders' Equity	11,513,296	19,502,439

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,755,843	$20,585,739

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.
STATEMENTS OF OPERATIONS
For the Years ended August 31, 2015 and 2014

	2015	2014

Gross Sales	$2,279,226	$2,004
Customer incentives, discounts, returns, and allowances	(738,620)	-
Net sales	1,540,606	2,004

Cost of Goods Sold	1,410,866	6,766

Gross Margin	129,740	(4,762)

Operating Expenses
Selling and marketing	1,115,041	98,524
Corporate general and administrative	2,320,251	1,378,461
Depreciation and amortization expense	2,398,701	413
Impairment Expense	7,704,286	-
Total operating expenses	13,538,279	1,477,398

Loss from Operations	(13,408,539)	(1,482,160)

Other Income (Expenses)
Interest expense	(671,111)	(513,359)
Derivative expense	(3,657,787)	-
Other income	671	-

Loss before Income Taxes	(17,736,766)	(1,995,519)

Provision for Income Taxes	-	-

Net (Loss)	$(17,736,766)	$(1,995,519)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	12,059,705	10,013,939
(Loss) per share	$(1.47)	$(0.20)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.
Statement of Stockholders' Equity
For the Years ended August 31, 2015 and 2014

	Number of Common Shares*	Amount*	Additional Paid-In Capital*	Accumulated Deficit	Total

Balance as of August 31, 2013	9,770,000	$9,770	$19,898,230	$(60,771)	$19,847,229

Common Stock issued for Cash at $1.50 per Share - net of issuance costs of $44,000	495,000	495	698,005	-	698,500
Common Stock issued for Services - Related Party	167,139	167	295,542		295,709
Common Stock issued for Services	11,353	11	37,269	-	37,280
Common Stock issued for Directors & Officers' Fees	63,333	64	148,935	-	148,999
Common Stock issued for Exercise of Warrants	373,971	374	(374)	-	-
Value of Beneficial Conversion of Notes Payable	-	-	194,445	-	194,445
Value of Warrants issued with Convertible Debt	-	-	275,796	-	275,796
Net loss for fiscal year ended August 31, 2014	-	-	-	(1,995,519)	(1,995,519)

Balance as of August 31, 2014	10,880,796	10,881	21,547,848	(2,056,290)	19,502,439

Common Stock issued for Cash at $1.50 per Share - net of issuance costs of $185,500	485,834	486	639,864		640,350
Common Stock issued for Cash at $3.00 per Share	316,667	316	852,583		852,899
Common Stock issued for Services - Related Party	77,736	78	152,357		152,435
Common Stock issued for Services	12,936	13	21,542		21,555
Common Stock issued for Directors & Officers' Fees	46,680	47	122,490		122,537
Common Stock issued for Interest	42,280	42	156,975		157,017
Common Stock issued for purchase of No Fear brand and license	1,300,141	1,300	7,799,530		7,800,830
Net loss for fiscal year ended August 31, 2015	-	-	-	(17,736,766)	(17,736,766)

Balance as of August 31, 2015	$13,163,070	$13,163	$31,293,189	$(19,793,056)	$11,513,296

*Balances have been restated to reflect an 18:1 forward split effective October 1, 2012, reverse split of 1:3 on September 13, 2013 and another reverse split of 1:3 on September 11, 2014.

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.
STATEMENTS OF CASH FLOW
For the Years ended August 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net (loss)	$(17,736,766)	$(1,995,519)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	21,555	37,280
Common stock issued for services - related parties	152,435	295,709
Common stock issued for officers' and directors' fees	122,537	148,999
Common stock issued for interest	157,017	-
Convertible note loan fees	-	194,445
Warrants issued, recorded as interest expense	405,459	275,796
Devirative expense	3,657,787	-
Depreciation and Amortization	2,398,701	413
Impairment expense	7,704,286
Changes in Current Assets and Liabilities
Cash overdraft	2,035	-
Inventory	269,922	(580,607)
Accounts receivable	(738,972)	-
Other current assets	(26,239)	(27,963)
Accounts payable and accrued liabilities	(45,472)	204,275
Accounts payable - related parties	509,458	330,322
Note receivable	(129,900)	-
Net cash (used) by operating activities	(3,276,157)	(1,116,850)

Cash flows from investing activities:
Purchase of Fixtures and Equipment	(128,431)	(5,788)

Net cash (used) by investing activities	(128,431)	(5,788)

Cash flows from financing activities
Loans from officer	-	30,400
Repayments to officer	-	(30,400)
Convertible note proceeds	1,617,501	500,000
Notes payable proceeds	209,904	-
Sale of common stock	1,493,249	698,500
Note payable payment	(7,426)	15,932

Net cash provided by financing activities	3,313,228	1,214,432

Net increase (decrease) in cash and cash equivalents	(91,360)	91,794
Cash and cash equivalents, beginning of year	91,794	-

Cash and cash equivalents, end of year	$434	$91,794

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$47,842	$32,594
Income taxes	$-	$-

Non-cash investing and financiing activites:
Common stock issued - No Fear acquisition	$7,800,830	$-
Convertible note issued - No Fear acquisition	2,310,000	-
Payable forgiven - No Fear acquisition	1,500,000	-
Receivable forgiven - No Fear acquisition	589,170	-
Inventory and Vehicles	(176,094)	-
Purchase of No Fear brand and license	(12,023,906)	-
Cancellation of Common Stock	-	(3,333)
Cancellation of Common Stock - Paid in Capital	-	3,333
Cashless exercise of Warrants	-	374
Cashless exercise of Warrants - Paid in Capital	-	(374)
	-	-

The accompanying notes are an integral part of these financial statements

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 1 – ORIGANIZATION AND BUSINESS ACTIVITY

ORIGANIZATION AND BUSINESS

Mix 1 Life, Inc. (formerly Antaga International Corp) ("the Company" or "Mix 1") was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009. The Company's operations are based in Scottsdale, Arizona.

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

On March 31, 2015, the Company purchased the "No Fear" energy drink brand in order to broaden its base in the beverage industry. The Company completed the purchase of the "No Fear" beverage brand from Shadow Beverage and Snack, LLC, an Arizona limited liability company. The purchase included Shadow's interest in the No Fear brand in the form of an exclusive Trademark License Agreement dated December 5, 2011, the First and Second amendments to that agreement that bear no date, and the third amendment dated December 23, 2013 between Shadow and No Fear International wherein Shadow had exclusive licensing and distribution of the No Fear brand drink within the United States of America. The Company acquired one hundred percent (100%) of Shadow's interest in the No Fear brand for an aggregate purchase price of twelve million two hundred thousand ($12,023,906) USD. The purchase price consisted of the following:

•

$2,310,000 convertible note to Spyglass Capital Partners, LLC. The note may be converted at any time in whole or in part at the holders discretion into restricted common shares of the Company at an initial conversion price of $6.00,

•	Up to $1,500,000.00 for expenses and past payables related to the No Fear brand only,

•	1,300,138 newly issued common shares of the Company (valued at $6.00 per share),

•	The Company will forgive certain Shadow debt in the amount of $589,172.

•	Inventory valued at $161,902

•	Vehicles valued at $15,000

The Company adopted the provisions of FASB Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) ("the Update") in these financials statements. The Update removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities from US. GAAP. In addition, the Update eliminates the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, the amendment is effective for annual reporting periods beginning after December 15, 2014. The requirements of this pronouncement do not have a material effect on the financial statements.

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted an August 31 fiscal year end.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated substantial revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, June 10, 2009, through August 31, 2015 the Company has accumulated losses of $19,793,056. Management's plan is to have the Company fully operational in the coming years with substantial sales. Management will continue to raise capital through the sale of equity and/or debt financing as required but there is no certainty that such financing will be available at acceptable terms. These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Management's estimate of the carrying amount of the fair value of the intangible assets resulted in an impairment of the Mix 1 intangible of $7,704,286 for the year ended August 31, 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has adopted FASB ASC 820-10-50, "Fair Value Measurements". This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair measurement and enhances disclosure requirements for fair measure. The three levels are defined as follows:

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

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

	Quoted Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	for Identified Assets			Total

	(Level 1)	(Level 2)	(Level 3)
August 31, 2014 -
Warrants issued, recorded as interest expense	$-	$275,796	$-	$275,796
Common Stock issued for services and fees	-	481,988	-	481,988
August 31, 2015 -
Warrants, recorded as interest expense	$-	$405,459	$-	$405,459
Convertible debt and Stock warrants issued as derivative expense		3,657,787		3,657,787
Common Stock issued for services, fees, and interest	-	453,544	-	453,544

The amounts recorded as interest expense related to warrants issued with debt were determined using the Black-Scholes-Merton valuation method and the assumptions used:

	2015	2014

Stock Price	$6.12 to $6.20	$1.50
Exercise Price	$5.00	$1.50
Estimated life (years)	5	2.5
Risk Free Interest Rate	1.64%	1.64%
Volatility	14% - 17%	54%

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

The carrying amounts reported in the balance sheets for the cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

INVENTORY

Inventory is carried at the lower of cost or market, as determined in the first-in, first-out method and is periodically evaluated for obsolescence.

RECEIVABLES

Accounts Receivable generally consists of trade receivables arising in the normal course of business. The Company establishes as allowance for doubtful accounts that reflects the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information. The balance of accounts receivable at August 31, 2015 was $279,702 and 2014 was $-0-. There was no allowance for doubtful accounts at August 31, 2015 and 2014.

INTANGIBLE ASSETS

Intangible assets consist of definite and indefinite lived assets which include product brands, product formulas, and customer and distribution lists. The Company accounts for intangible assets in accordance with FASB ASC 250 and accordingly reviews their assets at least annually for impairment.

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

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

ADVERTISING COSTS

The Company expenses advertising costs as these are incurred. Marketing expenses totaled $1,115,041 and $98,524 in 2015 and 2014, respectively.

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

STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with ASC 718, "Compensation – Stock Based Compensation" and ASC 505 "Equity Based Payments to Non-Employees", which requires the measurement and recognition of compensation expense based on estimated fair market values for all share-based awards made to employees and directors, including stock options.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

CONCENTRATIONS OF CREDIT RISK

Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of August 31, 2015, account balances did not exceed federally insured limits.

FIXTURES AND EQUIPMENT

The Company's fixtures and equipment consists of the following and has an estimated life of 7 years:

	2015	2014
Office furniture and fixtures	$122,720	$5,788
Vehicles	26,500	-
	149,220	5,788
Accumulated Depreciation	(9,826)	(413)
	$139,394	$5,375

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 3 – INVENTORY

All of the Company's products are produced by a third party food and beverage manufacturer that specializes in the manufacturing of aseptic and extended shelf life beverages and foods. After the product is manufactured, it is stored in third party warehouses as well as at the Company's headquarters until sold and distributed to the retailer.

Inventory is summarized as follows:

	August 31,
	2015	2014
Unfinished Product Inventory	$91,835	$174,082
Finished Product Inventory	380,752	406,525
	$472,587	$580,607

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following:

		August 31,
	Life	2015	2014

Mix 1 Brand	Indefinite	$7,850,000	$7,850,000
Mix 1 Product	7	4,030,000	4,030,000
Mix 1 Customer List & Distribution	7	8,000,000	8,000,000
No Fear License	Indefinite	4,980,571	-
No Fear	7	7,042,527	-
Accumulated amortization		(2,389,288)	-
Impairment		(7,704,286)	-
		$21,809,524	$19,880,000

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 5 – CONVERTIBLE DEBT AND NOTES PAYABLE

Convertible debt consisted of the following at August 31, 2015 and 2014:

	2015	2014
12% Senior Secured Convertible Debt agreement
with Mill City Ventures matures February 6, 2016.
12% interest payable monthly in cash, convertible
at any time after the original issue date at $1.08,
debt agreement included 533,333 warrants at an
exercise price of $1.50, the warrants were valued
at $275,796 using Black-Scholes-Merton ('BSM')
valuation method, the beneficial conversion feature was
valued at $194,445. In August 2014, the warrants
were converted into 373,971 shares of common
stock in a cashless exercise using the volume
weighted average price of the stock on the trading day
in which the warrants were exercised.	$500,000	$500,000

12% Senior Secured Convertible Debt to various
individuals and entities, two year debentures that
mature at various dates between November 2016
and June 2017, convertible at any time after the
original issue date at $3.00, 232,836 5-year
common stock purchase warrants were issued
with the debt exercisable at $5.00 per share
valued at $405,459 using the BSM valuation
method.	1,385,001	-

Total 12% Senior Secured Convertible Debt	$1,885,001	$500,000

7.5% Senior Secured Convertible Debt with Spyglass
Capital Partners, LLC, two year debentures maturing
on March 10, 2017, convertible at any time after the
original issue date at $6.00, interest payable quarterly
partially in cash and partially in common shares.	$2,310,000	$-

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

Notes payable consisted of the following at August 31, 2015 and 2014:

12% Senior Secured Promissory Note with Mill City
Ventures, matures March 13, 2016, a $30,000 interest
reserve amount was withheld from the proceeds of the
note to satisfy the interest obligation on the debt.	$232,500	$-

10% Notes Payable to Belmar Holdings, Inc., an
individual, matures October 2015, secured by 100,000
shares of Company common stock, accounts receivable,
inventory, and corporate guarantee.	209,904	-

Total Notes Payable	$442,404	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

During the years ended August 31, 2015 and 2014, the Company had the following related party transactions:

	2015		2014
	Shares	Amount	Shares	Amount
Common stock issued for directors
and officers' fees	46,680	$122,537	63,333	$148,999
Common stock issued for payroll services -
Related parties	77,736	152,435	167,139	295,709
	124,416	$274,972	230,472	$444,708

As of August 31, 2015 and 2014, the Company owed $858,496 and $349,038 respectively to several principal shareholders for cash advances used in operations.

NOTE 7 – EQUITY TRANSACTIONS

COMMON STOCK

The following is a summary of stock transactions for the fiscal years ended August 31, 2015:

During the fiscal year ended August 31, 2015, the Company sold 485,834 shares of its common stock for $1.50 per share for proceeds of $640,350, net of $185,500 of issuance costs and 316,667 shares of its common stock for $3.00 per share for proceeds of $852,900, both in a private placement sale and to accredited investors.

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

There were 12,936 shares of common stock issued to various individuals for consulting services during the fiscal year ended August 31, 2015 valued at $21,555 while there were 77,736 shares issued to various related parties in lieu of payroll valued at $l52,435.

There were a total of 46,680 shares of the Company's common stock issued for officers' and directors' fees during the fiscal year ended August 31, 2015. The total value of the shares issued for officers' and directors' fees was $122,537.

There were 42,280 shares of common stock issued for interest on the Company's outstanding convertible debt obligations valued at $157,017.

During the fiscal year ended August 31, 2015, the Company issued 1,300,141 shares of its common stock as part of the purchase price of the No Fear brand and license. The shares were valued at $7,799,530.

NOTE 8 - WARRANTS

The following summarizes the stock purchase warrant transactions for the year ended August 31, 2015.

	Number of Warrants	Weighted Average Exercise Price

Outstanding, August, 2013	-	$-
Warrants issued with convertible debt	533,333	$1.50
Warrants exercised	(533,333)	$1.50

Outstanding, August, 2014	-

Warrants issued with convertible debt	230,837	$5.00

Outstanding, August, 2015	230,837	$5.00

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

DERIVATIVE EXPENSE

Subsequent to year end the Company's management determined that the Company required approximately $5,000,000 in borrowing/equity investment to complete its business growth plans. Management determined that the use of a variable conversion rate debt instrument could provide needed funding. The proceeds of this debt will be to repay selected outstanding debt and to provide working capital. The terms of the new debt will be considered dilutive to the existing convertible debt holders and warrant holders and could cause a change in conversion rates of the existing debt. The Company recognized $3,657,787 of derivative expense related to the re-pricing provision of the convertible debt and warrants. The Black-Scholes-Merton valuation method was used to compute the derivative values and the assumptions used were:

Stock Price	$2.707
Conversion Prices	$1.08 to $2.17
Estimated Life	.33
Risk free interest rate	0.74%
Volatility	228%

NOTE 9 – FEDERAL INCOME TAXES

Total income tax benefit is less than the amount computed by multiplying the loss before income taxes by the statutory federal income tax rate. The reasons for the difference and the related tax effects for the fiscal years ended August 31, 2015 and 2014.

	2015	2014

Tax benefit at statutory rates of 34%	$6,030,500	$678,476
Non-Deductible expenses	(1,540,401)	(154,318)
Change in valuation allowance	(4,490,099)	(524,158)

Net income tax benefit	$-	$-

The components of the deferred tax assets are as follows:

	2015	2014

Deferred tax assets
Net operating loss carryforward	$(2,776,853)	$(995,432)
Deferred amortization	(2,258,065)	450,613

Total deferred tax asset	(5,034,918)	(544,819)
Less: valuation allowance	5,034,918	544,819

	$-	$-

The Company has no deferred tax liabilities.

At August 31, 2015, the Company had a federal income tax net operating loss carry forwards of approximately $8,167,000 to offset future taxable income, which begins to expire in 2035, therefore, there was no income tax expense or payable as of August 31, 2015.

The tax years that remain subject to examination are those for the years ended August 31, 2015, 2014, and 2013.

NOTE 10- COMMITMENTS AND CONTINGENCIES

The Company leases its office space in Scottsdale, Arizona. The operating lease is a three (3) year lease beginning in June 2015. The base lease commitment is as follows:

Year Ended
2015	$-
2016	60,436
2017	70,261
2018	72,089

NOTE 11 - SUBSEQUENT EVENTS

We have evaluated events and transactions after the balance sheet date to the date these financial statements were released for filing. Except as stated below, we did not have any material subsequent events that would require disclosure in these financial statements.

On October 21, 2015, the Company authorized the issuance of 10,002 restricted shares of common stock to six parties as compensation for services rendered to the Company as a member of the Board of Directors during the quarter ended August 31, 2015, at a cost basis of $1.50 per share and 19,885 shares of restricted common stock to fifteen parties as payment for interest owed by the Company, cost basis $3.00-$6.00 per share.

On November 24, 2015, the Company authorized the issuance of 200,000 restricted shares of common stock to one party for past due royalty payments equaling $500,000 owed under a Trade Mark License Agreement which was assigned to the Company pursuant to the Asset Purchase Agreement with Shadow Beverages dated March 31, 2015.

On November 30, 2015, the Company authorized the issuance of 5,000 restricted shares of common stock to one party as a loan origination fee.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of August 31, 2015 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

Audit Committee – As of July 14, 2014, our Board of Directors established an Audit Committee and adopted our Audit Committee Charter. While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Until the establishment of the Audit Committee on July 14, 2014, our Board of Directors acted in the capacity of the Audit Committee, and did not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.

We did not implement appropriate information technology controls – As at August 31, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	We will appoint additional personnel to assist with the preparation of the Company's monthly financial reporting.

As of July 14, 2014, our Board of Directors voted for and established an Audit Committee and adopted our Audit Committee Charter as part of its continuing remediation efforts to address deficiencies in the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On July 16, 2015, Glenn Williamson ("Mr. Williamson") resigned from his position as a member of the Board of Directors of the Company. Mr. Williamson's resignation did not involve any disagreement with the Company on any matter relating to the Company's operations, policies, practices, or otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Cameron Robb, 45	Chief Executive Officer, President, Treasurer, Secretary, Director	Since August 28, 2013	None
Christopher Larson, 43	Chief Financial Officer, Director	Since June 24, 2014	Hondo Minerals Corporation; Mill City Ventures III, Ltd.
Lee Coleman, 56	Director	Since July 14, 2014	None
James S. Tonkin, 64	Director	Since June 24, 2014	None
Steve Vande Loo, 58	Director	Since April 21, 2014	None
Robert J. Goodmanson, 60	Director	Since April 1, 2014	None

Term of Office

Each of our officers is elected by the Company's Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our directors is elected by the Company's Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Cameron Robb – Mr. Robb has over 25 years of true entrepreneurial business experience. He has worked as a management consultant for a variety of companies in diversified industries, including Entertainment, Technology, and Consumer Products. The consulting services he has provided were at an executive level for both private and publicly held companies reporting on the NYSE and on the OTCBB. From April 15, 2010 to November 4, 2011, Mr. Robb acted as the CEO and CFO of On4 Communications, Inc. (ONCI). Mr. Robb has worked with nationwide sports licensing companies representing such licenses as, NFL®, NBA®, NHL®, BASS®, NBR®, MLB®, PGA®, LPGA®, WWF® and NASCAR®. In addition, Mr. Robb has sold product and work directly with independent retailers and various mass-market big box chains across North America and Europe. Prior to consulting Mr. Robb held the position of CEO/President and Co-Founder of a North American entertainment and licensing company. He was instrumental in developing the company's brand and business over an eight-year period.

Christopher Larson – Mr. Larson has over 15 years of experience as both an entrepreneur and a public company executive. He has been a public company board member and brings financial accounting, financial analysis, and SEC reporting and compliance skills to Mix1 Life, Inc. (the "Company"). Mr. Larson co-founded Cash Systems, a financial services company affiliated with the gaming industry, in 1999. He served as the company's CFO until 2006 as the business grew from $600,000 to over $100 million in revenue and traded on the NASDAQ exchange. Mr. Larson has served as President of National Cash & Credit, a successful financial services company, from 2006 to present. Mr. Larson also serves on the boards of directors of Hondo Minerals Corporation (HMNC) and Mill City Ventures III, Ltd. (MCVT).

Lee Coleman – Mr. Coleman is a brand marketing, product and business development professional with experience working with CEOs and CMOs to develop media and marketing partnerships that are multi-platform and integrated. For the past twelve (12) years, Mr. Coleman was employed in several positions at Viacom, Inc. (NASDAQ: VIA) starting as an Account Executive for Vh1 and CMT, and working his way up to Director of New Business Development, Vice President of New Business Development for Viacom's MTV Network, and eventually Vice President of Global Business Development for MTV Networks. Most recently, as Vice President of Global Business Development for MTV, Mr. Coleman spearheaded the Business Development sales team while working in tandem with Viacom global offices, focusing on new client and business for MTV Networks and Global Music and Entertainment Clusters. Additionally, Mr. Coleman developed and created multi-network and partnership programs on a global basis, working with CEO's and client marketing teams to create customized multi-platform solutions to multi-faceted marketing strategies, and interfaced with all divisions of the MTV Networks organization to develop traditional and non-traditional revenue business programs. Mr. Coleman's industry expertise and innovative style provided the opportunity to work with many companies over his career including Amazon.com, Starbucks, Taco Bell, Google, Netflix, 3M and Sony Electronics. In January 2014, Mr. Coleman was appointed as a member of the Board of Advisors for NOHO, Inc., a global premium functional lifestyle beverage company (OTC: DRNK) and since March 2014, has served on the Board of Advisors of MilkMoney.com, an online marketplace for sponsorships, product placement, bookings and endorsements. Mr. Coleman continues to be a lecturer on economic empowerment on such topics as business development, media, marketing and multi-platform engagement at institutions such as USC, UCLA and Pepperdine University. The Company believes that Mr. Coleman will be a valuable member of the Board of Directors based on his experience in marketing and domestic and global business development.

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

Mr. Tonkin began his career serving as Vice President and General Manager of a West Coast 7–Up Bottler from 1973 until 1982 where he produced, marketed and distributed carbonated soft drink brands including 7-UP, A&W Root Beer, Crush and Clearly Canadian. Mr. Tonkin then successfully pioneered both a domestic cheese production-distribution facility in northern California and a snack chip company known as Buffalo Chips from 1982 until 1983. Turning his interest back to healthier beverages, he became V.P. Marketing and Sales for the first 'new age' beverage in the U.S in 1983, Napa Naturals, which innovatively married natural white grape juice, natural flavoring and sparkling mineral water. Starting a private consultancy in 1986 called Healthy Brand Builders, Mr. Tonkin focused on brand management, sales and marketing. His industry expertise and innovative style provided the opportunity to work with many companies over his consulting career including Essentia Water, a nationally recognized structured water, Bio Essentials an innovative glucosamine beverage for joint health. Since 2008, Mr. Tonkin served on the Board of Advisors for Zico. The Company believes that Mr. Tonkin would be a valuable member of the Board of Directors based on his experience in branding and marketing in the beverage industry.

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

Robert J. Goodmanson – Mr. Goodmanson has 30 years of experience in the investment banking industry. He founded and is CEO of Maxwell Simon, Inc., a FINRA- registered full service Broker-Dealer and a licensed registered Investment Advisory firm. Maxwell Simon's focus is on institutional fixed income, advisory, private and public equity transactions. Prior to founding Maxwell Simon, Rob held senior positions at Tucker Anthony, Oakridge Financial and Robert W Baird. Mr. Goodmanson was a Senior Managing Director in charge of the Midwest and West divisions for Robert W. Baird. For 3 years he served on the FINRA Board of Governors for District 4 in Kanas City. He holds a BA from Hamline University in St. Paul, MN and successfully completed the multiyear Management Leadership Institute program at The Wharton School.

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

The Company's audit committee consists of three independent members of the board of directors. The audit committee's duties include, but are not limited to, recommending to the Company's board of directors the engagement of an independent registered public accounting firm to audit the Company's financial statements and to review the Company's accounting and auditing principles. The audit committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company's board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Conduct and Ethics

Our Board of Directors adopted a Code of Conduct and Ethics (the "Code") on July 14, 2014, which applies to our officers, directors and employees. The purpose of the Code is to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") or NASDAQ, and in other public communications made by the Company;

•	compliance with applicable laws and governmental rules and regulations;

•	the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

The Code was filed with the Commission on November 28, 2014 as Exhibit 14.01 to Form 10-K for the year ended August 31, 2014, and is incorporated herein by reference. Additionally, a written copy of the Code is available on written request to the Company.

Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. As of April 15, 2015 we became subject to Section 16(a) of the Securities Exchange Act. Thus, officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended August 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended August 31, 2015 and subsequent periods, and the representations made by the reporting persons to us, we believe that our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation accrued or paid to our executive officers during the twelve month periods ended August 31, 2015 and 2014:

 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)
Cameron Robb (2)	2015	165,000	-0-	45,000	-0-	-0-	-0-	-0-	210,000
President, CEO, Director, Secretary and Treasurer	2014	90,000	-0-	156,500	-0-	-0-	-0-	-0-	246,500
Christopher Larson(3)	2015	165,000	-0-	45,000	-0-	-0-	-0-	-0-	210,000
CFO and Director	2014	60,000	-0-	102,500	-0-	-0-	-0-	-0-	162,500

_____________

(1)	The Total Salaries noted represent salaries that have been accrued.
(2)	Cameron Robb was appointed as President, CEO, CFO, Director, Secretary, Treasurer and Director of the Company on August 28, 2013. On June 24, 2014, Mr. Robb resigned as CFO and appointed Mr. Larson.
(3)	Christopher Larson was appointed as a director of the Company on April 21, 2014 and was appointed as CFO on June 24, 2014.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

Other than as disclosed above, no executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2015.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

On July 14, 2014, the Company's Board of Directors established a compensation committee of the Board of Directors and adopted a Compensation Committee Charter. The Compensation Committee is made up of three independent members of the Board of Directors, each of whom will serve for a term of one year. The purpose of the Committee is to assist the Board in fulfilling its oversight responsibilities related to the Company's compensation structure and compensation, including equity compensation, if any, paid by the Company.

Compensation of Directors

Our directors receive an annual salary consisting of: 1) Ten Thousand ($10,000) dollars per year, which shall be earned and paid on a quarterly basis; and 2) Six Thousand Six Hundred Sixty Seven (6,667) restricted shares of the Corporation's common stock per year, valued at a fixed cost basis of $1.50 per share (the "Shares"), with 25% of the Shares deemed earned per fiscal quarter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 14, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Cameron Robb (3) 16000 N. 80th St., Suite E Scottsdale, AZ 85260	Common	2,040,147	15.35%

Christopher Larson (4) 16000 N. 80th St., Suite E Scottsdale, AZ 85260	Common	1,815,936	13.67%

Robert J. Goodmanson (5) 16000 N. 80th St., Suite E Scottsdale, AZ 85260	Common	10,002	0.075%

James S. Tonkin (6) 16000 N. 80th St., Suite E Scottsdale, AZ 85260	Common	10,002	0.075%

Lee Coleman (7) 16000 N. 80th St., Suite E Scottsdale, AZ 85260	Common	20,226	0.15%

Steve Vande Loo (8) 16000 N. 80th St., Suite E Scottsdale, AZ 85260	Common	10,002	0.075%

All Officers and Directors as a Group	Common	3,906,315	29.40%

Shadow Beverage and Snack LLC (9) 4650 E. Cotton Center Blvd. Ste 240 Phoenix, AZ 85040	Common	1,301,138	9.792

Asia Finance Corporation Ltd. (10) Aviation House Level 2 131 Featherston Street Wellington 6011, New Zealand	Common	1,200,000	9.03

All Beneficial Owners as a Group	Common	2,501,138	18.822%

________________

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

(2)	Based on 13,288,799 issued and outstanding shares of common stock as of December 14, 2015.

(3)

Cameron Robb is a Director and the Company's President, CEO, Secretary, and Treasurer. His beneficial ownership includes 929,036 common shares directly owned and 1,111,111 shares held in the name of Campus Ventures LLC, an Arizona limited liability company controlled by Mr. Robb.

44

(4)

Christopher Larson is a Director and the Company's CFO. His beneficial ownership includes 103,952 common shares directly owned, 150 shares owned indirectly by Mr. Larson's minor child, 78,500 common shares held in the name of Thomas Lake & Company, a corporation controlled by Mr. Larson, and 1,633,334 common shares held in the name of Mix Development Group LLC, an Arizona limited liability company controlled by Mr. Larson.

(5)	Robert J. Goodmanson is member of the Company's Board of Directors. His beneficial ownership includes 10,002 common shares directly owned.

(6)	James S. Tonkin is member of the Company's Board of Directors. His beneficial ownership includes 10,002 common shares directly owned in his name and indirectly by his company, Healthy Brand Builders.

(7)	Lee Coleman is member of the Company's Board of Directors. His beneficial ownership includes 20,226 common shares directly owned.

(8)

Steve Vande Loo is member of the Company's Board of Directors. His beneficial ownership includes 1,667 common shares directly owned in his name and 8,335 shares held indirectly in the name of Advanced Beverage Concepts ("ABC"), a Georgia corporation. Mr. Vande Loo is the CEO and sole shareholder of ABC and has voting dispositive control over the shares held by ABC.

(9)

Shadow Beverage and Snack LLC is an Arizona limited liability company. Shadow Beverage's beneficial ownership includes 1,000 shares issued as compensation for consulting services rendered to the Company and 1,300,138 common shares acquire pursuant to the acquisition of the No Fear brand in early 2015.

(10)	Asia Finance Corporation is located in New Zealand. Asia Finance's beneficial ownership includes 1,200,000 total shares acquired in a private transaction.

Changes in Control

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of "Independent Officer" means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Cameron Robb and Christopher Larson are not independent directors because they both hold positions as executive officers of the Company, however, Robert J. Goodmanson, James S. Tonkin, Lee Coleman, and Steve Vande Loo are independent directors.

Related Party Transactions

During the years ended August 31, 2015 and 2014, the Company had the following related party transactions:

	2015		2014
	Shares	Amount	Shares	Amount
Common stock issued for directors' and officers' fees	46,680	$122,537	63,333	$148,999
Common stock issued for consulting and payroll services - Related parties	77,736	152,435	167,139	295,709
	124,416	$274,972	230,472	$444,708

As of August 31, 2015 and 2014, the Company owed $858,496 and $349,038 respectively to several principal shareholders for cash advances used in operations. During the year ended August 31, 2014 the Company paid the chief financial officer $212,826 in accounting services and consulting fees. The Company also paid $24,000 to a stockholder of the Company for consulting and web related services. No consulting fees were paid to these individuals in the year ended August 31, 2015.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended August 31, 2014	Year Ended August 31, 2015
Audit fees	$37,676	$80,548
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$37,676	$80,548

Audit Fees

During the fiscal year ended August 31, 2015, we incurred approximately $80,548 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended August 31, 2015.

During the fiscal year ended August 31, 2014, we incurred approximately $37,676 in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements for fiscal year ended August 31, 2014.

 Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS

(a) Exhibits

Exhibit Number	Description	Filed

3.1(a)	Articles of Incorporation filed with the Nevada Secretary of State on June 10, 2009	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
3.1(b)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 13, 2012	Filed with the SEC on October 3, 2012 as part of our Current Report on Form 8-K.
3.1(c)	Amended & Restated Articles of Incorporation filed with the Nevada Secretary of State on February 10, 2014	Filed with SEC on November 28, 2014 as part of our annual report on Form 10-K.
3.2	Bylaws	Filed with the SEC on October 22, 2010 as part of our Registration Statement on Form S-1.
10.1	Definitive Agreement by and between Antaga International Corp. and Mix 1, LLC dated August 27, 2013	Filed with the SEC on August 30, 2013 as part of our Current Report on Form 8-K.
10.2	Asset Purchase Agreement between the Company and Shadow Beverages and Snack, LLC, an Arizona limited liability company.	Filed with the SEC on April 6, 2015 as part of our Current Report on Form 8-K.
14.1	Code of Conduct and Ethics	Filed with SEC on November 28, 2014 as part of our annual report on Form 10-K.
16.1	Letter to the SEC from Ron R. Chadwick P.C. dated September 30, 2013	Filed with the SEC on October 3, 2013 as part of our Current Report on Form 8-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
99.1	Audit Committee Charter	Filed with the SEC on June 5, 2015 as part of our Registration Statement on Form S-1.
99.2	Compensation Committee Charter	Filed with the SEC on June 5, 2015 as part of our Registration Statement on Form S-1.
99.3	Nominations and Governance Committee Charter	Filed with the SEC on June 5, 2015 as part of our Registration Statement on Form S-1.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

MIX 1 LIFE, INC.

Dated: December 16, 2015	/s/ Cameron Robb
By: Cameron Robb
Its: President, Chief Executive Officer, Secretary & Treasurer

/s/ Christopher Larson
By: Christopher Larson
Its: Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 16, 2015	/s/ Cameron Robb
Cameron Robb - Director

/s/ Robert J. Goodmanson
Robert J. Goodmanson – Director

/s/ Steve Vande Loo
Steve Vande Loo – Director

/s/ Christopher Larson
Christopher Larson – Director

/s/ James S. Tonkin
James S. Tonkin – Director

/s/ Lee Coleman
Lee Coleman – Director

