Form 10-Q
period 2015-11-30
MIX 1 LIFE, INC.
filed 2016-01-19
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-55422

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

16000 N. 80th Street, Suite E

Scottsdale, AZ 85260

480-344-7770

(Address and telephone number of principal executive offices)

_____________

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

As of January 15, 2016, the registrant had 13,288,799 shares of common stock issued and outstanding.

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

2

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

TABLE OF CONTENTS

Balance Sheets as of November 30, 2015 (unaudited) and August 31, 2015 (audited)	F-2

Statements of Operations (unaudited) for the three months ended November 30, 2015 and 2014	F-3

Statements of Cash Flows (unaudited) for the three months ended November 30, 2015 and 2014	F-4

Notes to the unaudited Financial Statements	F-5

Mix 1 Life, Inc.

BALANCE SHEETS

	November 30,	August 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,617	$434
Accounts receivable	199,370	279,702
Inventory, lower of cost or market, principally first-in, first-out
Finished product	257,014	380,752
Raw materials	91,619	91,835
Other current assets	114,606	37,883

Total Current Assets	729,226	790,606

Fixtures and Equipment, net of accumulated depreciation of $15,155 at November 30, 2015 and $9,826 at August 31, 2015	141,203	139,394
Ingredient Specifications, Branding, and Other Intangible Assets, net of accumulated amortization and impairment of $10,499,583 at November 30, 2015, and $10,093,574 at August 31, 2015	21,403,515	21,809,524
Other Assets	8,396	16,319

TOTAL ASSETS	$22,282,340	$22,755,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Cash overdraft	$-	$2,035
Accounts payable and accrued liabilities	981,914	1,672,858
Accounts payable - related parties	1,480,532	858,496
Note payable - premium finance	8,507	8,507
Notes Payable - other	674,903	442,404
12% Senior Secured Convertible debenture - Current	750,000	-

Total Current Liabilities	3,895,856	2,984,300

12% Senior Secured Convertible Debentures - net of current maturity of $750,000	1,135,001	1,885,001
7.5% Senior Secured Convertible Debentures	2,310,000	2,310,000
Derivative Liability	3,003,000	4,063,246

Total Liabilities	10,343,857	11,242,547

Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized 13,427,070 and 13,163,070 shares issued and outstanding at November 30, 2015 and August 31, 2015 respectively	13,427	13,163
Additional paid-in capital	31,988,191	31,293,189
Accumulated (deficit)	(20,063,135)	(19,793,056)

Total Shareholders' Equity	11,938,483	11,513,296

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,282,340	$22,755,843

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF OPERATIONS

For the three months ended November 30, 2015 and 2014

(Unaudited)

	2015	2014

Gross Sales	$398,941	$242,476
Customer incentives, discounts, returns, and allowances	(134,100)	-
Net sales	264,841	242,476

Cost of Goods Sold	231,308	212,040

Gross Margin	33,533	30,436

Operating Expenses
Selling and marketing	24,884	44,316
Corporate general and administrative	711,517	488,226
Depreciation and amortization expense	411,338	429,850
Total operating expenses	1,147,739	962,392

Loss from Operations	(1,114,206)	(931,956)

Other Income (Expenses)
Interest expense	(216,119)	(93,888)
Derivative expense	1,060,246	-

Loss before Income Taxes	(270,079)	(1,025,844)

Provision for Income Taxes	-	-

Net (Loss)	$(270,079)	$(1,025,844)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	13,165,963	11,154,682
(Loss) per share	$(0.02)	$(0.09)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF CASH FLOW

For the three months ended November 30, 2015 and 2014

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net (loss)	$(270,079)	$(1,025,844)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	-	29,655
Common stock issued for services - related parties	-	78,601
Common stock issued for officers' and directors' fees	12,503	17,504
Common stock issued for interest	77,763	2,502
Common stock issued for royalty payment	500,000	-
Warrant issued, recorded as interest expense	-	74,920
Derivative expense	(1,060,246)	-
Depreciation and Amortization	411,338	429,850
Amortization of debt discount	120,000	-
Changes in Current Assets and Liabilities
Cash overdraft	(2,035)	-
Inventory	123,954	119,505
Accounts receivable	80,332	(241,164)
Other current assets	(68,800)	(23,732)
Accounts payable and accrued liabilities	(690,944)	(106,563)
Accounts payable - related parties	622,036	(85,580)
Note receivable	-	(234,900)
Net cash (used) by operating activities	(144,178)	(965,246)

Cash flows from investing activities:
Purchase of Fixtures and Equipment	(7,139)	-

Net cash (used) by investing activities	(7,139)	-

Cash flows from financing activities
Convertible note proceeds	-	250,000
Notes payable proceeds, net of debt discount	217,500	-
Sale of common stock	-	679,750
Note payable payment	-	(9,625)

Net cash provided by financing activities	217,500	920,125

Net increase (decrease) in cash and cash equivalents	66,183	(45,121)
Cash and cash equivalents, beginning of year	434	91,794

Cash and cash equivalents, end of year	$66,617	$46,673

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$11,257	$16,466
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for debt discount	$105,000	$-
Debt Discount	(105,000)	-
	-	-

The accompanying notes are an integral part of these financial statements.

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2015

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Mix 1 Life, Inc. ("the Company" or "Mix 1") was incorporated under the laws of the State of Nevada, U.S. on June 10, 2009.

Mix 1 products are designed for consumers looking for better options for on-the-go energy and natural products that provide the required nutrients for consumers' daily needs. We believe that our products will be able to reach the mainstream consumer market because of the broad range of occasions for consumers to drink our beverages, such as an energy enhancer, after a workout to restore the body, as meal replacements for breakfast, lunch or dinner, as snacks or meal supplements, as energy boosts to get through the workday, or for no occasion at all. Mix 1's products exist in high growth categories and leverage the consumer demand for health, nutrition and functional ingredients.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report filed with the SEC on its 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the year ended August 31, 2015, as reported in the Form 10-K, have been omitted.

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

Note 2 - Notes Payable

During the quarter the Company entered into three separate note payable agreements for $75,000 each, net of debt discount of $7,500. Each note contains annual interest rate of 12%. Two of the notes are due in 2 months and the third is due in 12 months.

Note 3 - Subsequent Events

We have evaluated events and transactions after the balance sheet date to the date these financial statements were released for filing. Except as stated above, we did not have any material subsequent events that would require disclosure in these financial statements.

END NOTES TO FINANCIALS

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

NO FEAR ENERGY

Category - Energy Drinks

Consumer Positioning - Youthful and Super Aggressive

Brand Performance Drivers - Exploding Category and Monster Fighter

•	Ten-year licensing agreement with brand owner, IBML

•	Rights to develop other RTD categories

•	Trademark is expanding in mainstream apparel retailers under IBML

•	Previously a multi-million case brand in the Pepsi System

mix1

Category - Protein Shake

Consumer positioning - Nutrition Based, All Natural

Brand Performance Drivers - Started in 2009 - High growth category

•	26 grams of protein

•	Lifestyle and nutrition focused

•	Natural product provides for dual placement in stores

Our Product and Brand

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

New Flavors: We developed new flavors including Chocolate, Blueberry Vanilla and Strawberry Banana, which we launch ed in the second half of 2014. Our 99% lactose-free formulations are thick and creamy, and we have eliminated the "chalky" after-taste that typically accompanies other high-protein beverages. We developed a Mixed Berry flavor that we intend to rollout in the third quarter of 2014. We also have four additional formulas for new flavors currently under development.

New Bottle: We changed the shape of our bottle from a square Tetra Pak to a taller, more functional twelve ounce Polyethylene terephthalate "PET" bottle to make our product more appealing to consumers and to stand out among our competitors.

New Packaging: We created a new label for our bottles with better graphics and more information about the nutri tion al content of our drinks.

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

Projected Mix1 Consumers and Usage

We believe that our Mix1 natural, high-protein shakes will benefit from two large and sustainable trends: strong consumer demand for natural/organic foods and beverages, and increasing consumer awareness around the health benefits of protein consumption. Mintel reported in January 2013 that protein ingredients in beverages as meal supplements or replacements posted 37% growth over the past five years. [1] Also, nearly half (46%) of all consumers of these beverages state that high-protein is a primary selection attribute. [2]

Our core target market includes consumers who want a fully functional, ready to drink beverage made from all natural ingredients that provides a complete and balanced mix of nutrients for everyday occasions. This target market is large and growing. The functional beverage market was estimated to grow to $16 billion by 2015; the sports nutrition market was $19.6 billion in 2007 and is estimated to grow 51% to $29.6 billion by 2015.

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

Product and Brand

This philosophy is still evident With No Fear Energy Drink today as consumers are reminded that… No Fear gives you the drive to do what YOU want to do. This powerful message is delivered every time a consumer sees the name…NO FEAR.

No Fear truly is a Lifestyle brand that speaks directly to the key energy consumer demographic.

IT'S AN ATTITUDE

IT'S A LIFESTYLE

IT'S A STATE OF MIND

Target Market and Industry

Brand	No Fear

Demo Age	16-34

Brand Imagery	It's an Attitude It's a Lifestyle It's a State of Mind

Brand Benefit	Extreme Energy that gives you the drive to do what YOUwant to do

Consumer Focus	Teens Early 20's-30's

Consumer Profile	Young Male Pushes Boundries Action Sport Participants

No Fear Spans Multiple Energy Demos. Provides an Alternative Young User Brand. Brings Back an Established User.

The Energy Beverage Category is big - and getting bigger. The 2nd largest beverage category expected to double in the next 5 years. 1/3 of consumers over the age of 18 regularly consume energy drinks. Energy growth will continue in double digits. New users are entering and adopting the category, Usage occasions are increasing, and Innovation supports sustained growth.

Competition

The beverage industry is highly competitive. There are a large number of widely recognized brands, such as Monster, AMP, Rockstar, and Red Bull.

RESULTS OF OPERATIONS

Operating and Net Loss

Our net loss for the three month period ended November 30, 2015 was $270,079 compared to a net loss of $1,025,844 during the three month period ended November 30, 2014. Our net loss for the year ended August 31, 2015 was $17,736,766 compared to a net loss of $1,995,519 for the year ended August 31, 2014. The Company generated net sales of $264,841 for the three months ended November 30, 2015 and $242,476 for the three months ended November 30, 2014.

Total operating expenses for the three month period ended November 30, 2015, were $1,147,739 and is comprised of selling and marketing, corporate general and administrative expenses, and depreciation and amortization expenses. In comparison, total operating expenses for the three month period ended November 30, 2014 were $962,392.

The weighted average number of shares outstanding was 13,165,963 for the three month period ended November 30, 2015 as compared to 11,154,682 for the three month period ended November 30, 2014. The weighted average number of shares outstanding was 12,059,705 for the year ended August 31, 2015 as compared to 10,013,939 for the year ended August 31, 2014.

Financial Condition

As of November 30, 2015, our total assets were $22,282,340 as compared to $22,755,843 as of August 31, 2015, and our total liabilities as of November 30, 2015 were $10,343,857 as compared to $11,242,547 as of August 31, 2015.

As of November 30, 2015, the Company had a net cash of $66,617 compared to cash of $434 at August 31, 2015.

Total stockholders' equity was $11,938,483 as of November 30, 2015 as compared to $11,513,296 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2015, net cash flows used in operating activities was $144,178. For the three month period ended November 30, 2014, net cash flows used in operating activities was $965,246.

Cash Flows from Investing Activities

For the three month period ended November 30, 2015, net cash flows used in investing activities was $7,139. For the three month period ended November 30, 2014, net cash flows used in investing activities was $nil.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended November 30, 2015, there was $217,500 net cashed provided by financing activities which consisted of $217,500 from note payable proceeds. For the three month period ended November 30, 2014, there was $920,125 net cash provided by financing activities, consisting of $250,000 in convertible note proceeds, $679,750 from the sale of common stock, offset by $9,625 in note payable payments.

For the year ended August 31, 2015, net cash provided by financing activities was $3,313,228, $1,617,501 in convertible note proceeds, $1,493,249 generated from the sale of common stock, and $209,904 from notes payable proceeds.

Liquidity and Capital Resources

As of November 30, 2015, the Company had net cash of $66,617 compared to cash of $434 at August 31, 2015.

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

Material Commitments

As of the date of this Quarterly Report, we do not have any material commitments.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States ("GAAP"). We describe our significant accounting policies in the notes to our audited financial statements filed with our Form 10-K for the fiscal year ended August 31, 2015, filed with the SEC on December 16, 2015, and incorporated by reference herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of November 30, 2015 using the criteria established in "Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

•

Audit Committee - As of July 14, 2014, our Board of Directors established an Audit Committee and adopted our Audit Committee Charter. While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Until the establishment of the Audit Committee on July 14, 2014, our Board of Directors acted in the capacity of the Audit Committee, and did not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

•

We did not implement appropriate information technology controls - As at November 30, 2015, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2015 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2. Subsequent Issuances:

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

______________________

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

MIX 1 Life, Inc.

Dated: January 19, 2016	By:	/s/ Cameron Robb
Cameron Robb
President and Chief Executive Officer

Dated: January 19, 2016	By:	/s/ Christopher Larson
Christopher Larson
Chief Financial Officer

