Form 10-Q
period 2016-02-29
MIX 1 LIFE, INC.
filed 2016-04-18
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 29, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-55422

MIX 1 LIFE INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0678499
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

16000 N. 80th Street, Suite E

Scottsdale, AZ 85260

480-371-1100

(Address and telephone number of principal executive offices)

________________________________________________

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

As of April 13, 2016, the registrant had 15,001,907 shares of common stock issued and outstanding.

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

2

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

TABLE OF CONTENTS

Balance Sheets as of February 29, 2016 (unaudited) and August 31, 2015 (audited)	F-2

Statements of Operations (unaudited) for the three and six months ended February 29, 2016 and 2015	F-3

Statements of Cash Flows (unaudited) for the six months ended February 29, 2016 and 2015	F-4

Notes to the unaudited Financial Statements	F-5

Mix 1 Life, Inc.

BALANCE SHEETS

	February 29,	August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$92	$434
Accounts receivable	288,303	279,702
Inventory, lower of cost or market, principally first-in, first-out
Finished product	59,933	380,752
Raw materials	70,877	91,835
Other current assets	254,697	37,883

Total Current Assets	673,902	790,606

Fixtures and Equipment, net of accumulated depreciation of $21,249 at February 29, 2016 and $9,826 at August 31, 2015	135,109	139,394
Ingredient Specifications, Branding, and Other Intangible Assets, net of accumulated amortization and impairment of $10,905,592 at February 29, 2016, and $10,093,574 at August 31, 2015	20,997,506	21,809,524
Other Assets	8,397	16,319

TOTAL ASSETS	$21,814,914	$22,755,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Cash overdraft	$29,685	$2,035
Accounts payable and accrued liabilities	956,353	1,672,858
Accounts payable - related parties	1,774,700	858,496
Note payable - premium finance	8,507	8,507
Notes Payable - other	798,904	442,404
12% Senior Secured Convertible debenture - Current	1,384,000	-
Other Convertible Notes	68,250	-
Total Current Liabilities	5,020,399	2,984,300

12% Senior Secured Convertible Debentures - net of current maturity of $1,384,000	501,001	1,885,001
7.5% Senior Secured Convertible Debentures	2,310,000	2,310,000
Derivative Liability	5,526,062	4,063,246
Total Liabilities	13,357,462	11,242,547

Shareholders' Equity:

Common Stock, $0.001 par value, 100,000,000 shares authorized 14,925,908 and 13,163,070 shares issued and outstanding at February 29, 2016 and August 31, 2015 respectively	14,926	13,163
Additional paid-in capital	32,905,091	31,293,189
Accumulated (deficit)	(24,462,565)	(19,793,056)

Total Shareholders' Equity	8,457,452	11,513,296

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,814,914	$22,755,843

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF OPERATIONS

For the three and six months ended February 29, 2016 and 2015

(Unaudited)

	Three month	Three month	Six month	Six month
	ended	ended	ended	ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Gross Sales	$441,912	$506,756	$840,853	$749,231
Customer incentives, discounts, returns, and allowances	(209,971)	(2,381)	(344,071)	(2,381)
Net sales	231,941	504,375	496,782	746,850

Cost of Goods Sold	236,187	445,667	467,495	657,707

Gross Margin	(4,246)	58,708	29,287	89,143

Operating Expenses
Selling and marketing	(16,082)	324,817	8,802	369,133
Corporate general and administrative	950,107	475,372	1,661,624	963,597
Depreciation and amortization expense	412,103	429,988	823,441	859,838
Total operating expenses	1,346,128	1,230,177	2,493,867	2,192,568

Loss from Operations	(1,350,374)	(1,171,469)	(2,464,580)	(2,103,425)

Other Income (Expenses)
Interest expense	(525,994)	(215,284)	(742,113)	(309,172)
Derivative expense	(2,523,062)	-	(1,462,816)	-

Loss before Income Taxes	(4,399,430)	(1,386,753)	(4,669,509)	(2,412,597)

Provision for Income Taxes	-	-	-	-

Net (Loss)	$(4,399,430)	$(1,386,753)	$(4,669,509)	$(2,412,597)

(Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	13,442,767	11,441,513	13,304,365	11,297,073
(Loss) per share	$(0.33)	$(0.12)	$(0.35)	$(0.21)

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF CASH FLOW

For the six months ended February 29, 2016 and 2015

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net (loss)	$(4,669,509)	$(2,412,597)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	62,500	29,655
Common stock issued for interest - related parties	295,000	150,202
Common stock issued for officers' and directors' fees	27,505	37,497
Common stock issued for interest	253,024	22,683
Common stock issued for royalty payment	500,000	-
Common stock issued for payroll bonus shares	172,500	-
Penalty interest shares	162,500	-
Common stock issued for accounts payable - related party	30,000	-
Warrant issued, recorded as interest expense	5,637	259,434
Derivative expense	1,462,816	-
Depreciation and Amortization	823,441	859,838
Amortization of debt discount	127,500	-
Changes in Current Assets and Liabilities
Cash overdraft	27,650	-
Inventory	341,776	396,762
Accounts receivable	(8,601)	(736,868)
Other current assets	(208,891)	13,230
Accounts payable and accrued liabilities	(716,505)	(66,268)
Accounts payable - related parties	916,204	18,483
Note receivable	-	(129,900)
Net cash (used) by operating activities	(395,453)	(1,557,849)

Cash flows from investing activities:
Purchase of Fixtures and Equipment	(7,139)	(11,500)

Net cash (used) by investing activities	(7,139)	(11,500)

Cash flows from financing activities
Convertible note proceeds	68,250	884,000
Notes payable proceeds, net of debt discount	334,000	-
Sale of common stock	-	637,350
Note payable payment	-	(1,199)

Net cash provided by financing activities	402,250	1,520,151

Net increase (decrease) in cash and cash equivalents	(342)	(49,198)
Cash and cash equivalents, beginning of year	434	91,794

Cash and cash equivalents, end of year	$92	$42,596

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$34,095	$26,466
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for debt discount	$105,000	$-
Debt Discount	(105,000)	-
	-	-

The accompanying notes are an integral part of these financial statements.

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2016

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

Note 2 – Notes Payable

During the quarter the Company entered into two note payable agreements for a total of $116,500. In addition, the Company came to terms on an 8% convertible note agreement for $68,250 due December 2016.

Note 3 – Subsequent Events

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

New Products: We are currently developing protein powders based on our new product formulas which we intend to launch in 2015-2016.

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

Projected Mix1 Consumers and Usage

We believe that our Mix1 natural, high-protein shakes will benefit from two large and sustainable trends: strong consumer demand for natural/organic foods and beverages, and increasing consumer awareness around the health benefits of protein consumption. Mintel reported in January 2013 that protein ingredients in beverages as meal supplements or replacements posted 37% growth over the past five years. [1] Also, nearly half (46%) of all consumers of these beverages state that high-protein is a primary selection attribute. [2]

Our core target market includes consumers who want a fully functional, ready to drink beverage made from all natural ingredients that provides a complete and balanced mix of nutrients for everyday occasions. This target market is large and growing. The functional beverage market was estimated to grow to $16 billion by 2015; the sports nutrition market was $19.6 billion in 2007 and was estimated to grow 51% to $29.6 billion by 2015.

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

_____________________

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

RESULTS OF OPERATIONS

Operating and Net Loss

Our net loss for the three month period ended February 29, 2016 was $4,399,430 as compared to a net loss of $1,386,753 during the three month period ended February 28, 2015. Our net loss for the six month period ended February 29, 2016 was $4,669,509 as compared to a net loss of $2,412,597 during the six month period ended February 28, 2015. Our net loss for the year ended August 31, 2015 was $17,736,766 compared to a net loss of $1,995,519 for the year ended August 31, 2014. The Company generated net sales of $231,941 for the three months ended February 29, 2016 as compared to $504,375 for the three months ended February 28, 2015. The Company generated net sales of $496,782 for the six months ended February 29, 2016 as compared to $746,850 for the six months ended February 28, 2015.

Total operating expenses for the three month period ended February 29, 2016, were $1,346,128 and is comprised of selling and marketing, corporate general and administrative expenses, and depreciation and amortization expenses. In comparison, total operating expenses for the three month period ended February 28, 2015 were $1,230,177. Total operating expenses for the six month period ended February 29, 2016 were $2,493,867 as compared to $2,192,568 for the six months ended February 28, 2015.

The weighted average number of shares outstanding was 13,442,767 for the three month period ended February 29, 2016 as compared to 11,441,513 for the three month period ended February 28, 2015. The weighted average number of shares outstanding was 13,304,365 for the six month period ended February 29, 2016 as compared to 11,297,073 for the six month period ended February 28, 2015. The weighted average number of shares outstanding was 12,059,705 for the year ended August 31, 2015 as compared to 10,013,939 for the year ended August 31, 2014.

Financial Condition

As of February 29, 2016, our total assets were $21,817,914 as compared to $22,755,843 as of August 31, 2015, and our total liabilities as of February 29, 2016 were $13,357,462 as compared to $11,242,547 as of August 31, 2015.

As of February 29, 2016, the Company had a cash overdraft of $29,593 compared to a cash overdraft of $1,601 at August 31, 2015.

Total stockholders' equity was $8,457,452 as of February 29, 2016 as compared to $11,513,296 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 29, 2016, net cash flows used in operating activities was $395,453. For the six month period ended February 28, 2015, net cash flows used in operating activities was $1,557,849.

Cash Flows from Investing Activities

For the six month period ended February 29, 2016, net cash flows used in investing activities was $7,139. For the six month period ended February 28, 2015, net cash flows used in investing activities was $11,500.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended February 29, 2016, there was $402,250 net cashed provided by financing activities, consisting of $68,250 in convertible note proceeds and $334,000 in note payable proceeds. For the six month period ended February 28, 2015, there was $1,520,151 net cash provided by financing activities, consisting of $884,000 in convertible note proceeds, $637,350 from the sale of common stock, offset by $1,199 in note payable payments.

For the year ended August 31, 2015, net cash provided by financing activities was $3,313,228, $1,617,501 in convertible note proceeds, $1,493,249 generated from the sale of common stock, and $209,904 from notes payable proceeds.

Liquidity and Capital Resources

As of February 29, 2016, the Company had a cash overdraft of $29,593 compared to a cash overdraft of $1,601 at August 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of February 29, 2016 using the criteria established in "Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

•

We did not implement appropriate information technology controls – As at February 29, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

None.

2. Subsequent Issuances:

On March 15, 2016, the Company authorized the aggregate issuance of 1,713,108 restricted shares of common stock as follows: 20,004 restricted shares of common stock to six parties as compensation for services rendered to the Company as a member of the Board of Directors during the quarters ended November 30, 2015 and February 29, 2016 at a cost basis of $1.50 per share; 69,770 shares of restricted common stock to seventeen parties as payment for interest owed by the Company, cost basis $3.00-$6.00 per share; 615,000 restricted shares of common stock to four parties as interest on loan agreements, cost basis $0.50 per share; 345,000 restricted shares of common stock to ten employees of the Company as a payroll bonus, cost basis $0.50 per share; 83,334 restricted common shares pursuant to a subscription agreement, cost basis $3.00 per share; 325,000 restricted common stock shares as interest on a loan agreement dated July 9, 2015, and addendum number 1 thereto (7 months through May 31, 2016), cost basis $0.50 per share, and 100,000 restricted common stock shares as pledge collateral for the loan agreement dated July 9, 2015; 125,000 restricted common stock shares as a consulting fee to one party, cost basis $0.50 per share; and, 40,000 restricted common shares as payment on an account payable converted into stock at a cost basis of $0.75 per share.

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
______________

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

MIX 1 Life, Inc.

Dated: April 18, 2016	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer

Dated: April 18, 2016	By:	/s/ Christopher Larson
Christopher Larson Chief Financial Officer

