Form 10-Q
period 2016-05-31
MIX 1 LIFE, INC.
filed 2016-07-20
CIK 1501112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended May 31, 2016

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

______________
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

As of July 20, 2016, the registrant had 15,001,907 shares of common stock issued and outstanding.

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

2

INDEX TO FINANCIAL STATEMENTS

MIX 1 LIFE, INC.

Mix 1 Life, Inc.

BALANCE SHEETS

	May 31,	August 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$434
Accounts receivable	64,149	279,702
Inventory, lower of cost or market, principally first-in, first-out
Finished product	14,253	380,752
Raw materials	165,624	91,835
Other current assets	-	37,883
Total Current Assets	244,026	790,606
Fixtures and Equipment, net of accumulated depreciation of $26,834 at May 31, 2016 and $9,826 at August 31, 2015	129,524	139,394
Ingredient Specifications, Branding, and Other Intangible Assets, net of accumulated amortization and impairment of $11,311,600 at May 31, 2016, and $10,093,574 at August 31, 2015	20,591,498	21,809,524
Other Assets	8,397	16,319
TOTAL ASSETS	$20,973,445	$22,755,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Cash overdraft	$15,160	$2,035
Accounts payable and accrued liabilities	1,085,199	1,672,858
Accounts payable - related parties	-	858,496
Note payable - premium finance	-	8,507
Notes payable - related parties	1,090,780	-
Notes payable - other	907,022	442,404
12% Senior secured convertible debentures	1,885,001	-
7.5% Senior secured convertible debentures	2,310,000
Other convertible notes	68,250	-
Total Current Liabilities	7,361,412	2,984,300
12% Senior Secured Convertible Debentures	-	1,885,001
7.5% Senior Secured Convertible Debentures	-	2,310,000
Derivative Liability	801,462	4,063,246

Total Liabilities	8,162,874	11,242,547
Shareholders' Equity:
Common Stock, $0.001 par value, 100,000,000 shares authorized 17,551,440 and 13,163,070 shares issued and outstanding at May 31, 2016 and August 31, 2015 respectively	17,551	13,163
Additional paid-in capital	34,210,885	31,293,189
Accumulated (deficit)	(21,417,865)	(19,793,056)
Total Shareholders' Equity	12,810,571	11,513,296
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,973,445	$22,755,843

The accompanying notes are an integral part of these financial statements.

Mix 1 Life, Inc.

STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2016 and 2015

(Unaudited)

	Three month	Three month	Nine month	Nine month
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015

Gross Sales	$252,378	$777,339	$1,093,231	$1,526,570
Customer incentives, discounts, returns, and allowances	(137,195)	(288,936)	(481,266)	(291,317)
Net sales	115,183	488,403	611,965	1,235,253

Cost of Goods Sold	54,015	434,807	521,510	1,092,514

Gross Margin	61,168	53,596	90,455	142,739

Operating Expenses
Selling and marketing	23,081	410,058	31,883	779,191
Corporate general and administrative	948,940	600,573	2,610,564	1,564,170
Depreciation and amortization expense	411,592	433,194	1,235,033	1,293,032
Total operating expenses	1,383,613	1,443,825	3,877,480	3,636,393

Loss from Operations	(1,322,445)	(1,390,229)	(3,787,025)	(3,493,654)

Other Income (Expenses)
Interest expense	(357,455)	(215,204)	(1,099,568)	(524,376)
Derivative expense	4,724,600	-	3,261,784	-

Profit (Loss) before Income Taxes	3,044,700	(1,605,433)	(1,624,809)	(4,018,030)

Provision for Income Taxes	-	-	-	-

Net Profit (Loss)	$3,044,700	$(1,605,433)	$(1,624,809)	$(4,018,030)

Profit (Loss) per share
Basic and fully diluted:
Weighted average number of shares outstanding	15,052,001	12,579,388	13,891,162	11,729,209
Profit (Loss) per share	$0.20	$(0.13)	$(0.12)	$(0.34)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOW

For the nine months ended May 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net (loss)	$(1,624,809)	$(4,018,030)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	62,500	21,555
Common stock issued for interest - related parties	340,000	152,707
Common stock issued for officers' and directors' fees	119,508	52,500
Common stock issued for interest	389,786	74,522
Common stock issued for royalty payment	500,000	-
Common stock issued for payroll bonus shares	205,080	-
Penalty interest shares	162,500	-
Common stock issued for accounts payable - related party	30,000	-
Common stock issued for accrued payroll - related party	972,500
Warrant issued, recorded as interest expense	5,637	396,690
Derivative expense	(3,261,784)	-
Depreciation and Amortization	1,235,033	1,293,032
Amortization of debt discount	252,916	-
Changes in Current Assets and Liabilities
Cash overdraft	13,125	10,440
Inventory	292,710	234,388
Accounts receivable	215,553	(751,229)
Other current assets	45,805	(113,176)
Accounts payable and accrued liabilities	(587,659)	(403,180)
Accounts payable - related parties	172,512	127,565
Note receivable	-	(129,900)
Net cash (used) by operating activities	(459,087)	(3,052,116)
Cash flows from investing activities:
Purchase of Fixtures and Equipment	(7,139)	(126,869)
Net cash (used) by investing activities	(7,139)	(126,869)
Cash flows from financing activities
Convertible note proceeds	93,225	1,355,001
Promissory Note proceeds	-	250,000
Notes payable proceeds, net of debt discount	518,718	-
Sale of common stock	-	1,490,250
Note payable payment	(146,151)	(7,425)
Net cash provided by financing activities	465,792	3,087,826
Net increase (decrease) in cash and cash equivalents	(434)	(91,159)
Cash and cash equivalents, beginning of year	434	91,794
Cash and cash equivalents, end of year	$-	$635
Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$90,095	$47,842
Income taxes	$-	$-
Non-cash investing and financing activities:
Accounts payable transferred to note payable - related party	$(1,326,008)	$-
Decrease in accounts payable - related party	1,326,008	-
Common stock issued for debt discount	178,750	-
Debt Discount	(178,750)	-
	$-	$-

The accompanying notes are an integral part of these financial statements.

MIX 1 LIFE, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2016

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

Note 2 – Subsequent Events

In the month of June 2016, the Company sold 1,000,000 shares of common stock in private placements at $0.25 per share.

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

RESULTS OF OPERATIONS

Operating Profit and Loss

Our net profit for the three month period ended May 31, 2016 was $3,044,700 as compared to a net loss of $1,605,433 during the three month period ended May 31, 2015. Our net loss for the nine month period ended May 31, 2016 was $1,624,809 as compared to a net loss of $4,018,030 during the nine month period ended May 31, 2015. Our net loss for the year ended August 31, 2015 was $17,736,766 compared to a net loss of $1,995,519 for the year ended August 31, 2014. The Company generated net sales of $115,183 for the three months ended May 31, 2016 as compared to $488,403 for the three months ended May 31, 2015. The Company generated net sales of $611,965 for the nine months ended May 31, 2016 as compared to $1,235,253 for the nine months ended May 31, 2015.

Total operating expenses for the three month period ended May 31, 2016, were $1,383,613 and is comprised of selling and marketing, corporate general and administrative expenses, and depreciation and amortization expenses. In comparison, total operating expenses for the three month period ended May 31, 2015 were $1,443,825. Total operating expenses for the nine month period ended May 31, 2016 were $3,877,480 as compared to $3,636,393 for the nine months ended May 31, 2015. Derivative expense for the three months period ended May 31, 2016, was a negative $4,724,600 compared to the three month period ended May 31, 2015, was $0. Derivative expense for the nine month period ended May 31, 2016 was a negative $3,261,784 compared to the nine month period ended May 31, 2015, was $0.

The weighted average number of shares outstanding was 15,052,001 for the three month period ended May 31, 2016 as compared to 12,579,388 for the three month period ended May 31, 2015. The weighted average number of shares outstanding was 13,891,162 for the nine month period ended May 31, 2016 as compared to 11,729,209 for the nine month period ended May 31, 2015. The weighted average number of shares outstanding was 12,059,705 for the year ended August 31, 2015 as compared to 10,013,939 for the year ended August 31, 2014.

Financial Condition

As of May 31, 2016, our total assets were $20,973,445 as compared to $22,755,843 as of August 31, 2015, and our total liabilities as of May 31, 2016 were $8,162,874 as compared to $11,242,547 as of August 31, 2015.

As of May 31, 2016, the Company had a cash overdraft of $15,160 compared to a cash overdraft of $1,601 at August 31, 2015.

Total stockholders' equity was $12,810,571 as of May 31, 2016 as compared to $11,513,296 as of August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2016, net cash flows used in operating activities was $459,087. For the nine month period ended May 31, 2015, net cash flows used in operating activities was $3,052,116.

Cash Flows from Investing Activities

For the nine month period ended May 31, 2016, net cash flows used in investing activities was $7,139. For the nine month period ended May 31, 2015, net cash flows used in investing activities was $126,869.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended May 31, 2016, there was $465,792 net cashed provided by financing activities, consisting of $68,250 in convertible note proceeds and $372,567 in net note payable proceeds. For the nine month period ended May 31, 2015, there was $3,087,826 net cash provided by financing activities, consisting of $1,355,001 in convertible note proceeds, $250,000 in promissory note proceeds, $1,490,250 from the sale of common stock, offset by $7,425 in note payable payments.

For the year ended August 31, 2015, net cash provided by financing activities was $3,313,228, $1,617,501 in convertible note proceeds, $1,493,249 generated from the sale of common stock, and $209,904 from notes payable proceeds.

Liquidity and Capital Resources

As of May 31, 2016, the Company had a cash overdraft of $15,160 compared to a cash overdraft of $1,601 at August 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of May 31, 2016 using the criteria established in "Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

•

We did not implement appropriate information technology controls – As at May 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this quarterly report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plai.jpg in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or any affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On March 15, 2016, the Company authorized the aggregate issuance of 1,713,108 restricted shares of common stock as follows: 20,004 restricted shares of common stock to six parties as compensation for services rendered to the Company as a member of the Board of Directors during the quarters ended November 30, 2015 and May 31, 2016 at a cost basis of $1.50 per share; 69,770 shares of restricted common stock to seventeen parties as payment for interest owed by the Company, cost basis $3.00-$6.00 per share; 615,000 restricted shares of common stock to four parties as interest on loan agreements, cost basis $0.50 per share; 345,000 restricted shares of common stock to ten employees of the Company as a payroll bonus, cost basis $0.50 per share; 83,334 restricted common shares pursuant to a subscription agreement, cost basis $3.00 per share; 325,000 restricted common stock shares as interest on a loan agreement dated July 9, 2015, and addendum number 1 thereto (7 months through May 31, 2016), cost basis $0.50 per share, and 100,000 restricted common stock shares as pledge collateral for the loan agreement dated July 9, 2015; 125,000 restricted common stock shares as a consulting fee to one party, cost basis $0.50 per share; and, 40,000 restricted common shares as payment on an account payable converted into stock at a cost basis of $0.75 per share.

2. Subsequent Issuances:

On June 16, 2016, the Company authorized an aggregate issuance of 2,525,532 of restricted shares of common stock for the following: restricted shares of common stock to ten employees of the Company as a payroll bonus, cost basis $0.50 per share; restricted shares of common stock to six parties as compensation for services rendered to the Company as a member of the Board of Directors during the quarter ended May 31, 2016 at a cost basis of $1.50 per share, shares of restricted common stock to seventeen parties as payment for interest owed by the Company, cost basis $3.00-$6.00 per share; and restricted shares of common stock to four parties as interest on loan agreements, cost basis $0.50 per share.

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

MIX 1 Life, Inc.

Dated: July 20, 2016	By:	/s/ Cameron Robb
Cameron Robb President and Chief Executive Officer

Dated: July 20, 2016	By:	/s/ Christopher Larson
Christopher Larson Chief Financial Officer

